Form 10-Q
period 1996-03-31
ALL AMERICAN BOTTLING CORP; BROWNE BOTTLING CO
filed 1996-05-15
CIK 825811, 825813

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            ----------
                            FORM 10-Q
                            ----------

      X    Quarterly Report pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                or

        Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from     to

                 Commission File Number 33-69832




                ALL-AMERICAN BOTTLING CORPORATION
                     BROWNE BOTTLING COMPANY
      (Exact name of registrant as specified in its charter)




      Delaware                               73-1317652
(State or other jurisdiction                 73-1311569
of incorporation or organization)      (IRS Employer Identification No.)



                         Colcord Building
                   15 North Robinson, Suite 100
                  Oklahoma City, Oklahoma 73102
             (Address of Principal Executive Office)

                          (405) 232-1158
       (Registrant's telephone number, including area code)

                               NONE
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No   .

     As of May 1, 1996 Browne Bottling Company had 192,244 shares of common stock outstanding for which there is no public market; and All-American Bottling Corporation had 100,000 shares of common stock outstanding, all of which are held by Browne Bottling Company.

==============================================================================

                All-American Bottling Corporation
                     Browne Bottling Company

                              INDEX

Part I  Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               as of March 31, 1996 and December 31, 1995
               (unaudited)

               Consolidated Statements of Operations
               for the three months ended March 31, 1996 and 1995 (unaudited)

               Consolidated Statements of Changes in Stockholder's Equity for the three months ended March 31, 1996 and for the year ended December 31, 1995 (unaudited)

               Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)

               Notes to Consolidated Financial Statements
               (unaudited)

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations



Part II  Other Information

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

PART I

ITEM 1. Financial Statements

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands)
- - --------------------------------------------------------------------------------

                                            December 31,          March 31,
                                                    1995                1996
                                             -----------         -----------
                                                                 (unaudited)
ASSETS
Current assets:
  Trade accounts receivable                  $    11,944         $    11,415
  Franchise companies receivable                   2,605               2,392
  Other receivables                                1,324               1,674
  Allowance for doubtful accounts                   (515)               (583)
  Inventories - ingredients and packaging          3,021               4,021
  Inventories - finished goods                     5,786               6,083
  Inventories - other                                291                 271
  Inventories - pallets at deposit value             344                 334
  Prepaid expenses                                   862                 648
  Deferred tax asset                                 781                 781
                                             -----------         -----------
    Total current assets                          26,443              27,036
                                             -----------         -----------
Plant and equipment, at cost:
  Land                                             1,335               1,335
  Buildings and improvements                       6,961               6,814
  Machinery and equipment                         10,614              10,722
  Vehicles                                         7,947               7,831
  Vending equipment                                9,525               6,618
  Furniture and fixtures                             512                 434
  Computer equipment                               1,491               1,590
  Returnable containers                            2,355               2,366
  Construction in progress                           519               1,007
                                             -----------         -----------
                                                  41,259              38,717
  Less - Accumulated depreciation                (27,891)            (25,240)
                                             -----------         -----------
Net plant and equipment                           13,368              13,477
                                             -----------         -----------
Intangible assets:
  Franchises                                      45,471              38,702
  Goodwill                                        18,104              15,556
  Other intangibles                                2,877               2,951
                                             -----------         -----------
                                                  66,452              57,209
  Less - Accumulated amortization                (13,804)            (12,405)
                                             -----------         -----------
Net intangible assets                             52,648              44,804
                                             -----------         -----------
Other assets                                         828                 987
                                             -----------         -----------
  Total assets                               $    93,287         $    86,304
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands)
- - --------------------------------------------------------------------------------

                                             December 31,          March 31,
                                                    1995                1996
                                             -----------         -----------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                             $     2,106         $     2,913
  Current portion of long-term debt                  810               3,397
  Current portion of obligations under
    capital lease                                    262                 250
  Current portion of deferred compensation
     and non-compete agreements                       71                  71
  Trade accounts payable                          12,798              14,276
  Accrued compensation and payroll taxes           2,017               2,065
  Accrued interest payable                         2,326                 814
  Accrued insurance reserves                         881                 908
  Accrued pension liability                          599                 687
  Other liabilities                                1,830               2,181
                                             -----------         -----------
  Total current liabilities                       23,700              27,562
                                             -----------         -----------
Long-term debt, net of current maturities         57,418              51,404
                                             -----------         -----------
Obligations under capital leases, net                939               1,001
                                             -----------         -----------
Deferred compensation and non-compete
  agreements, net                                    613                 903
                                             -----------         -----------
Other non-current liabilities                         44                  43
                                             -----------         -----------
Deferred tax liability                            12,121              10,817
                                             -----------         -----------
Stock warrants                                       856                 856
                                             -----------         -----------
Stockholder's equity:
  Preferred stock - Series B, $.01 par
   value, 1,000 shares authorized issued
   and outstanding; (liquidation preference
   of $1,000 per share)                                -                   -
  Common stock, $.01 par value, 220,295 shares
   authorized, and 192,244 shares issued and
   outstanding                                         2                   2
  Common stock, non-voting, $.01 par value,
   5,263 shares authorized, none outstanding           -                   -
  Additional paid-in capital                      26,542              26,542
  Deficit                                        (28,948)            (32,826)
                                             -----------         -----------
  Total stockholders' equity (deficit)            (2,404)             (6,282)
                                             -----------         -----------
  Total liabilities and stockholders' equity $    93,287         $    86,304
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Operations (in thousands)
- - --------------------------------------------------------------------------------

                                        Three Months        Ended March 31,
                                                1995                 1996
                                        -----------         -----------

Revenues, net of discounts and allowances
 ($16,344 and $14,488 in 1995 and 1996,
 respectively)                          $    38,007         $    33,533
Cost of sales                                24,565              22,286
                                        -----------         -----------
Gross Profit                                 13,442              11,247
Operating expenses:
    Plant and occupancy                       1,501               1,543
    Loading and shipping                      1,075               1,029
    Transport                                   233                 227
    Fleet service                               207                 185
    Selling and delivery                      6,707               6,173
    Vending                                     612                 572
    Fountain                                      5                   5
    Advertising                                 708                 517
    General and administrative                1,909               1,709
    Amortization of intangibles                 573                 555
                                        -----------         -----------
Total operating expenses                     13,530              12,515
                                        -----------         -----------
Loss from operations                            (88)             (1,268)

Loss on disposals                              (278)             (1,926)
Interest expense - cash                      (1,855)             (1,862)
Interest expense - non-cash                    (335)                (30)
Other income                                    138                  14
                                        -----------         -----------
Loss before income tax benefit               (2,418)             (5,072)

Income tax benefit                              596               1,194
                                        -----------         -----------
Net loss                                $    (1,822)        $    (3,878)
                                        ===========         ===========
Loss per common share and common share
  equivalent:
  Primary and fully diluted:

   Net loss                             $     (9.48)        $    (20.17)
                                        ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands)
- - ----------------------------------------------------------------------------

                                Preferred                      Additional  Retained
                                Shares,   Common    Stock      Paid-in     Earnings
                                Series B  Shares    Amount     Capital     (Deficit)    Total
                                --------- -------   ------     ---------   ---------    ---------
Balance, December 31, 1994      1,000     192,244   $   2      $26,542     $(29,035)    $ (2,491)

Net income                                                                       87           87
                                --------- -------   ------     ---------   ---------    ---------
Balance, December 31, 1995      1,000     192,244       2       26,542      (28,948)      (2,404)

Net loss (unaudited)                                            (3,878)      (3,878)

                                --------- -------   ------     ---------   ---------    ---------
Balance, March 31, 1996         1,000     192,244   $   2      $26,542     $(32,826)    $ (6,282)
                                ========= =======   ======     =========   =========    =========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
- - -------------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                         1995           1996
                                                  -----------    -----------
Cash flows from operating activities:
  Net loss                                        $    (1,822)   $    (3,878)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation and amortization                      1,326          1,285
     Loss on disposal of assets and franchises            278          1,926
     Deferred taxes                                      (619)        (1,305)
     Deferred compensation                                  -            215
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     Decrease (increase) in accounts receivable           696            524
     Decrease (increase) in inventories                   858         (1,597)
     Increase (decrease) in accounts payable           (1,498)         1,170
     (Decrease) in accrued interest                    (1,037)        (1,512)
     Increase (decrease) in overdraft                  (2,185)           807
     Other                                                 87            192
                                                  -----------    -----------
Net cash provided (used) by operating
 activities                                            (3,916)        (2,173)
                                                  -----------    -----------
Cash flows from investing activities:
     Capital expenditures                                (312)          (806)
     Proceeds from sale of fixed assets and
      franchises                                        3,907          7,185
     Payment for purchase of territories and
      related fixed assets, net of cash
     acquired                                               -           (670)
                                                  -----------    -----------
Net cash provided by investing
 activities                                             3,595          5,709
                                                   ----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of debt                    1,026           2,976
     Principal payments on debt                         (787)           (867)
     Borrowings on revolver note                      46,868          39,969
     Payments on revolver note                       (46,733)        (45,514)
     Financing costs paid                             -                 (100)
                                                  ----------     -----------
Net cash provided (used) by financing
 activities:                                             374          (3,536)
                                                  ----------     -----------
Net increase in cash                                      53               -
Cash at beginning of period                                -               -
                                                  ----------     -----------
Cash at end of period                             $       53     $         -
                                                  ==========     ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
- - --------------------------------------------------------------------------------

        Supplemental Disclosures of Cash Flow Information

                                               Three Months Ended March 31,
                                                   1995                 1996
                                             -----------         -----------
Cash paid during the period for interest     $     3,210         $     3,401
                                             ===========         ===========
Cash paid during the period for income
 taxes                                       $        67         $       123
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Notes to Unaudited Consolidated Financial Statements
- - --------------------------------------------------------------------------------

1.   NATURE OF BUSINESS

     All-American Bottling Corporation (the "Company") is a wholly-owned subsidiary of Browne Bottling Company ("BBC"). BBC has no independent operations and its only material asset is its investment in the Company.

     The Company is an independent bottler and distributor of soft drinks and other beverage products, including flavored and premium waters, brewed teas, natural sodas and sparkling juices. The Company's largest markets in terms of franchise case sales volume are the metropolitan areas of Milwaukee, Louisville, Nashville and Oklahoma City. The Company has franchise agreements covering various territories for brands such as RC Cola, Diet Rite Cola, Seven-Up, Dr Pepper, Sunkist, Canada Dry, Dad's Root Beer, Crush, A&W Root Beer, Big Red, Sundrop, Snapple, Mistic, Clearly Canadian, Evian and Yoo-Hoo.

2.   BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared by BBC without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, BBC believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with BBC's audited financial statements and the notes thereto included in BBC's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations, cash flows and stockholders' equity of BBC for the three month periods ended March 31, 1995 and 1996. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying financial statements include the accounts of BBC and its wholly-owned subsidiary, the Company. All significant intercompany balances and transactions have been eliminated.

     In August 1993, the Company issued $45 million principal amount of 13% Senior Secured Notes (the "Senior Notes"), which indebtedness has been fully and unconditionally guaranteed by BBC. The separate financial statements of the Company have not been included because the assets, liabilities, earnings and equity of the Company are substantially equivalent to the assets, liabilities, earnings and equity of BBC on a consolidated basis and therefore are not considered material.

3.   EARNINGS PER SHARE

     Primary and fully diluted earnings per common share (EPS) are based upon the weighted average number of shares of common stock outstanding plus the common stock equivalents which would arise from the exercise of warrants, unless such items would be anti-dilutive. Fully diluted earnings per common share assume the conversion of common stock equivalents which would arise from the exercise of warrants, unless such items would be anti-dilutive. Primary and fully diluted earnings per share are the same for all periods presented.

     Weighted average number of shares used in computing loss per common share and common share equivalent for both primary and fully diluted were 192,244 for 1995 and 1996.

4.   ASSET SALES AND PURCHASES

     On March 23, 1996, the Company sold assets in St. Paul, Duluth and Rochester, Minnesota and North and South Dakota to an unrelated party for proceeds of approximately $5.6 million, resulting in a loss on sale of approximately $2.9 million. The assets sold included warehouse inventory in St. Paul, selected warehouse equipment, vendors and visicoolers, and franchise and distributor agreements. Sale proceeds included $5.4 million in cash paid at closing which was used to reduce the balance on the Company's Senior Credit Facility, and a receivable of $200,000 due September 23, 1996, subject to certain adjustments as defined in the asset purchase agreement.

     During the three months ended March 31, 1996, the Company also sold franchise and distribution rights in Madison, Wisconsin, Pulaski, Tennessee and Roanoke, Virginia for combined net sale proceeds of approximately $2.4 million, and recognized gains totaling approximately $1.1 million. Sale proceeds included $1.8 million in cash paid at closing which was used to reduce the balance on the Company's Senior Credit Facility and a $608,000 note payable with interest due monthly and principal due based on purchases made from the Company with any remaining balance due March 1, 2001.

     In January 1996, the Company acquired the franchise and distribution rights, accounts receivable, inventory, and fixed assets of an unrelated bottler in LaCrosse, Wisconsin. The purchase price was approximately $1.0 million and was financed primarily through borrowings under the Company's Senior Credit Facility.

5.   SUPPLEMENTAL FINANCIAL INFORMATION

     The following table sets forth information concerning case sales and per case results for the three month periods ended March 31, 1995 and 1996.

(CAPTION>
                                    Three Months Ended March 31,
                                   1995                     1996
                              ----------------         ----------------
                              Cases           %        Cases           %
                              -----          ----      -----          ----
                                     ($000's, except percent data)
DSD Sales.................    4,865                    4,164
Distributor Sales.........      407                      466
                              -----                    -----
     Total Franchise......    5,272           88%      4,630           88%
Contract Sales............      692           12%        608           12%
                              -----          ----      -----          ----
     Total Case Sales.....    5,964          100%      5,238          100%

Produced..................    5,412           91%      4,887           93%
Purchased.................      557            9%        475            9%
Inventory - (Inc.)/Dec....       (5)                    (124)          -2%
                              -----          ----      -----          ----
     Total Case Sales.....    5,964          100%      5,238          100%

                                        Per                      Per
                              Aggregate Case           Aggregate Case
                              --------- ----           --------- ----
                              ($000's, except per case and per share data)
Franchise Sales...........    $34,777   $6.60          $30,615   $6.61
Contract Sales............      3,230    4.67            2,918    4.80
                              -------                  -------
     Net Sales............     38,007    6.37           33,533    6.40
Cost of Goods Sold........     24,565    4.12           22,286    4.25
                              -------   -----          -------   -----
     Gross Profit.........     13,442   $2.25           11,247   $2.15
Admin.,Marketing & General     13,530                   12,515
                              -------                  -------
Operating loss............        (88)                  (1,268)

Interest Expense..........     (2,190)                  (1,892)
Other Non-operating
 (including gain [loss] on
 sale and other income)...       (140)                  (1,912)
                              -------                  -------
Loss Before Income Tax Benefit.(2,418)                  (5,072)
Income Tax Benefit........        596                    1,194
                              -------                  -------
Net Loss..................    $(1,822)                 $(3,878)
                              =======                  =======
EPS.......................    $ (9.48)                 $(20.17)

EBITDA (a)................    $ 1,323                  $    27

(a) EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c) depreciation, (d) amortization, (e) gain (loss) on asset sales, (f) other non-cash charges, and (g) extraordinary gains. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     All-American Bottling Corporation (the "Company") is an independent bottler and distributor of soft drinks and other beverage products operating in 6 states. The Company is a wholly-owned subsidiary of Browne Bottling Company ("BBC"). The Company's soft drink product portfolio includes such well-known national brands as RC Cola, Diet Rite Cola, Seven-Up, Dr Pepper, Sunkist,
Canada Dry, Dad's Root Beer, Crush and A&W Root Beer, as well as leading regional brands such as Big Red and Sundrop. Other beverages distributed by the Company include Snapple, Mistic, Clearly Canadian, Evian and other waters and are commonly referred to as "alternative beverages". The Company's largest markets in terms of franchise case sales volume are the metropolitan areas of Milwaukee, Louisville, Nashville and Oklahoma City.

     In August 1993, BBC and the Company completed a recapitalization plan designed to enhance the Company's financial flexibility. As part of the recapitalization plan, the Company issued $45.0 million principal amount of 13% Senior Secured Notes due 2001 (the "Senior Notes"), guaranteed by BBC, and entered into a new senior secured credit facility (the "Senior Credit Facility") providing for borrowing availability of up to $20.0 million, subject to borrow-ing base limitations (65% of eligible inventories and 85% of eligible accounts receivable).

     The Company's primary measurement of unit volume is franchise and contract case sales. Franchise case sales represent sales of products in the Company's franchise territories, while contract case sales consist of product sold under contract manufacturing arrangements to private label or other bottlers. Pro-duced product consists of product manufactured by the Company in its own facilities and purchased product is finished product purchased from other bottlers and suppliers. EBITDA consists of net income (loss) before income taxes, interest expense, depreciation, amortization, gain (loss) on asset sales and other non-cash charges and extraordinary gains. EBITDA should not be con-sidered as an alternative to, or more meaningful than, operating income or cash flow, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance or liquidity.

RESULTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995

     The following discussion addresses the results of operations for the three months ended March 31, 1996 ( the "Current Quarter") as compared to the three months ended March 31, 1995 (the "Prior Quarter").

     Net sales for the Current Quarter were $33.5 million compared to $38.0 million for the Prior Quarter, a $4.5 million or 11.8% decrease. Franchise case sales were 4.6 million cases for the Current Quarter compared to 5.3 million cases for the Prior Quarter, a decrease of 642,000 cases or 12.2%. This decrease in franchise cases is attributable to volume losses in Minnesota, Wisconsin and Tennessee. Franchise case sales in Minnesota were 350,000 cases for the Current Quarter as compared to 562,000 cases for the Prior Quarter, a decline of 212,000 cases or 37.7%. This volume decline is attributable to a limited distribution system in Minnesota in anticipation of the sale of this territory which was completed on March 23, 1996. In Wisconsin, franchise case sales for the Current Quarter were 1.4 million cases as compared to 1.5 million cases for the Prior Quarter, a decrease of 94,000 cases or 6.4%. This decrease is primarily related to declines in the sales of can packages of RC Cola products due to the territory sales described in Note 4 above. Tennessee franchise case sales for the Current Quarter were 800,000 cases as compared to
1.0 million cases for the Prior Quarter, a decline of 242,000 cases or 23.2%. This decrease is primarily related to declines in the sales of can packages of RC Cola products in response to price increases implemented in Tennessee. For the Prior Quarter, heavy promotional activity in Tennessee resulted in volume increases at lower average net selling prices compared to the first quarter of 1996. The average net selling price for franchise sales for the Company increased to $6.61 for the Current Quarter as compared to $6.60 for the Prior Quarter.

     Contract case sales declined only slightly to 608,000 cases for the Current Quarter from 692,000 cases for the Prior Quarter. This decline was in the Oshkosh, Wisconsin production facility and is primarily attributable to the Company acquiring the LaCrosse, Wisconsin bottler in January 1996 which had formerly been a contract bottling customer. The average net selling price for contract cases increased to $4.80 for the Current Quarter as compared to $4.67 for the Prior Quarter.

     On a company-wide basis the net selling price for all cases increased to $6.40 for the Current Quarter as compared to $6.37 for the Prior Quarter, a .5% increase, due to increases in both franchise and contract per case selling prices.

     Cost of goods sold decreased $2.2 million or 9.3% for the Current Quarter 1996 as compared to the Prior Quarter primarily due to the volume decrease partially offset by an increase in the price of extracts and purchased finished goods. The Current Quarter per case cost of extracts averaged a 5.8% increase over the Prior Quarter. The Current Quarter per case cost of purchased finished goods averaged an increase of 3.4% over the Prior Quarter. Gross profit for the Current Quarter was $11.2 million as compared to $13.4 million for the Prior Quarter, a decrease of $2.2 million or 16.3% due to both volume declines and an increase in the per case cost of goods. Gross margin as a percentage of sales was 33.5% for the Current Quarter as compared to 35.4% for the Prior Quarter. The decline in the gross margin percentage is due to the increased per case cost of goods.

     Administrative, marketing and general expenses declined $1.0 million or 7.5% for the Current Quarter as compared to the Prior Quarter due to overall decreases in all categories of expenses as a result of the decreased volume of the Company and the sale of certain operations.

     The loss on disposal of $1.9 million realized for the Current Quarter is the aggregation of the loss of $2.9 million recognized on the St. Paul, Minnesota sale offset by gains on the sales of territories in Roanoke, Virginia, Madison, Wisconsin, and Pulaski, Tennessee. See Note 4 above.

     Interest expense was $1.9 million for the Current Quarter as compared to $2.2 million for the Prior Quarter. Cash interest expense remained constant, however, noncash interest declined due to the repurchase of the Senior Subordinated Notes in July 1995.

     Other income decreased to $14,000 for the Current Quarter from $138,000 for the Prior Quarter primarily due to a decline in trade discounts taken in the Current Quarter.

     Net loss for the Current Quarter was $3.8 million as compared to a net loss for the Prior Quarter of $1.8 million. The increase in the net loss results from a combination of the decline in gross margin and the loss on disposals discussed in Note 4 above.

     EBITDA was $27,000 for the Current Quarter as compared to $1.3 million for the Prior Quarter. The decrease in EBITDA is attributable to the decline in the volume and resulting gross margin partially offset by the reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     For the Current Quarter, the Company's operating activities used cash of approximately $2.1 million compared to cash used of $3.9 million for the Prior Quarter. The net cash used of $2.1 million by operating activities in the Current Quarter resulted primarily from $1.8 million cash used from operations, a significant decrease in accrued interest and a significant increase in inventory levels partially offset by increases in accounts payable and the cash overdraft. The net cash used of $3.9 million by operating activities in the Prior Quarter resulted primarily from $837,000 cash used from operations, a significant decrease in accrued interest, accounts payable and cash overdraft partially offset by decreases in accounts receivable and inventory levels.

     At March 31, 1996 the Company had working capital (excluding cash, cash equivalents and the current portion of long-term debt and other obligations) of $6.1 million compared to $8.4 million at March 31, 1995. The decrease in working capital is due primarily to the decline in trade receivables and an increase in accounts payable at March 31, 1996 as compared to March 31, 1995. The Company's working capital needs have historically been funded from opera-tions and, on a seasonal basis, from borrowings under its revolving credit facility.

     During the Current Quarter investing activities provided net cash of $5.7 million as compared to $3.6 million for the Prior Quarter. The increase is due primarily to the $5.4 million in cash received on the sale of St. Paul as well as the proceeds from the sales of the other locations as described in Note 4 above. For the Prior Quarter the proceeds from sales resulted from the sale of the Rockford, Illinois territory.

     Financing activities used cash of $3.5 million in the Current Quarter due to the application of the proceeds from the sales described above to reduce the revolving credit facility by $5.5 million offset by proceeds from the issuance of debt of $2.9 million. Debt issued consists primarily of unsecured demand notes issued to Stephen B. Browne and entities affiliated with him. At March 31, 1996 such debt had a remaining balance of $2.8 million and was subsequently reduced to $1.1 million on April 15, 1996. These unsecured loans are made at the same interest rates charged under the Company's Senior Credit Facility.
At March 31, 1996, the Company's borrowing base was $17.7 million, and the Company had borrowings of $8.2 million outstanding under the Senior Credit Facility, with an additional $198,000 of letters of credit issued thereto and $9.3 million of unused credit availability thereunder.

     The Company's earnings before income taxes and fixed charges were insufficient to cover its fixed charges by $1.3 million for the Current Quarter. EBITDA (as defined) and cash interest expense for the Current Quarter were $27,000 and $1.9 million, respectively. EBITDA is presented not as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of its liquidity, but rather to provide additional information related to the debt service ability of the Company. If the Company were to experience a deterioration in operating results, the Company's ability to generate sufficient cash to cover its interest expense would be reduced, and the Company would be-come unable to meet its interest obligations.

     The Company's long-term debt (including current maturities thereof and amounts payable under non-compete and deferred compensation agreements) was approximately $57.0 million as of March 31, 1996, and scheduled principal payments are estimated to be approximately $3.7 million during the twelve months ending March 31, 1997. Of this $3.7 million, approximately $2.8 million represents the unsecured demand notes from Stephen B. Browne and his affiliated entities described above and approximately $660,000 represents financing with original terms of 18 months or less from trade suppliers to finance 1995 capital expenditures. Repayment of the $660,000 is based upon surcharges for product purchases from these trade suppliers. The Company must make certain capital expenditures on an annual basis in order to maintain its business and assets and compete effectively. The Company expects to spend approximately $2.5 million on capital expenditures prior to December 31, 1996. To the extent that require-ments for debt service and capital expenditures are in excess of cash flow from operations, the Company will need to finance such requirements with additional indebtedness or defer capital expenditures.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibit and Reports on Form 8-K

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               Form 8-K dated April 10, 1996

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ALL-AMERICAN BOTTLING CORPORATION

Date:  May 13, 1996           By:     STEPHEN B. BROWNE
                                   ------------------------
                                      Stephen B. Browne
                                   President, Chief Executive
                                     Officer and Chairman
                                        of the Board

Date:  May 13, 1996           By:    STEPHEN R. KERR
                                   -------------------------
                                     Stephen R. Kerr
                                   Vice President and Chief
                                     Financial Officer

                              BROWNE BOTTLING COMPANY

Date:  May 13, 1996           By:     STEPHEN B. BROWNE
                                   ------------------------
                                      Stephen B. Browne
                                   President, Chief Executive
                                     Officer and Chairman
                                        of the Board

Date:  May 13, 1996           By:    STEPHEN R. KERR
                                   -------------------------
                                     Stephen R. Kerr
                                   Vice President and Chief
                                     Financial Officer

                          EXHIBIT INDEX


Exhibit                                              Method of Filing
- - -------                                              ----------------
   27.  Financial Data Schedule                Filed herewith electronically