Form 10-Q
period 1996-06-30
ALL AMERICAN BOTTLING CORP; BROWNE BOTTLING CO
filed 1996-08-14
CIK 825811, 825813

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


                         Colcord Building
                  15 North Robinson, Suite 1201
                  Oklahoma City, Oklahoma 73102
             (Address of Principal Executive Office)

                          (405) 232-1158
       (Registrant's telephone number, including area code)

                         Colcord Building
                   15 North Robinson, Suite 100
                  Oklahoma City, Oklahoma 73102
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No   .

     As of August 1, 1996 Browne Bottling Company had 192,244 shares of common stock outstanding for which there is no public market; and All-American Bottling Corporation had 100,000 shares of common stock outstanding, all of which are held by Browne Bottling Company.

==============================================================================

                All-American Bottling Corporation
                     Browne Bottling Company

                              INDEX


Part I  Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               as of June 30, 1996 and December 31, 1995
               (unaudited)

               Consolidated Statements of Operations
               for the three months and six months ended
               June 30, 1996 and 1995 (unaudited)

               Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 1996 and for the year ended December 31, 1995 (unaudited)

               Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1996 and 1995
               (unaudited)

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

PART I
ITEM 1. Financial Statements

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands)
- --------------------------------------------------------------------------------
                                                  December 31,        June 30,
                                                         1995             1996
                                                  -----------      ------------
ASSETS                                                              (unaudited)
Current assets:
  Trade accounts receivable                       $    11,944      $    13,019
  Franchise companies receivable                        2,605            2,261
  Other receivables                                     1,324            1,362
  Allowance for doubtful accounts                        (515)            (539)
  Inventories - ingredients and packaging               3,021            3,230
  Inventories - finished goods                          5,786            5,289
  Inventories - other                                     291              273
  Inventories - pallets at deposit value                  344              356
  Prepaid expenses                                        862              577
  Deferred tax asset                                      781              781
                                                  -----------      -----------
    Total current assets                               26,443           26,609
                                                  -----------      -----------
Plant and equipment, at cost:
  Land                                                  1,335            1,335
  Buildings and improvements                            6,961            7,112
  Machinery and equipment                              10,614           11,531
  Vehicles                                              7,947            7,927
  Vending equipment                                     9,525            6,394
  Furniture and fixtures                                  512              434
  Computer equipment                                    1,491            1,583
  Returnable containers                                 2,355            2,338
  Construction in progress                                519                -
                                                  -----------      -----------
                                                       41,259           38,654
  Less - Accumulated depreciation                     (27,891)         (25,321)
                                                  -----------      -----------
Net plant and equipment                                13,368           13,333
                                                  -----------      -----------
Intangible assets:
  Franchises                                           45,471           38,737
  Goodwill                                             18,104           15,556
  Other intangibles                                     2,877            2,925
                                                  -----------      -----------
                                                       66,452           57,218
  Less - Accumulated amortization                     (13,804)         (12,860)
                                                  -----------      -----------
Net intangible assets                                  52,648           44,358
                                                  -----------      -----------
Other assets                                              828              982
                                                  -----------      -----------
  Total assets                                    $    93,287      $    85,282
                                                  ===========      ===========


The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets (in thousands)
- -------------------------------------------------------------------------------
                                             December 31,            June 30,
                                                    1995                 1996
                                              -----------         -----------
                                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                              $     2,106         $     1,868
  Current portion of long-term debt                   810               2,593
  Current portion of obligations under
    capital lease                                     262                 237
  Current portion of deferred compensation
     and non-compete agreements                        71                  71
  Trade accounts payable                           12,798               8,811
  Accrued compensation and payroll taxes            2,017               1,960
  Accrued interest payable                          2,326               2,260
  Accrued insurance reserves                          881                 528
  Accrued pension liability                           599                 317
  Other liabilities                                 1,830               2,909
                                              -----------         -----------
  Total current liabilities                        23,700              21,554
                                              -----------         -----------
Long-term debt, net of current maturities          57,418              56,395
                                              -----------         -----------
Obligations under capital leases, net                 939                 970
                                              -----------         -----------
Deferred compensation and non-compete
  agreements, net                                     613                 964
                                              -----------         -----------
Other non-current liabilities                          44                  40
                                              -----------         -----------
Deferred tax liability                             12,121              10,825
                                              -----------         -----------
Stock warrants                                        856                 856
                                              -----------         -----------
Stockholders' equity:
  Preferred stock - Series B, $.01 par
   value, 1,000 shares authorized issued
   and outstanding; (liquidation preference
   of $1,000 per share)                                 -                   -
  Common stock, $.01 par value, 220,295 shares
   authorized, and 192,244 shares issued and
   outstanding                                          2                   2
  Common stock, non-voting, $.01 par value,
   5,263 shares authorized, none outstanding            -                   -
  Additional paid-in capital                       26,542              26,542
  Deficit                                         (28,948)            (32,866)
                                              -----------         -----------
  Total stockholders' equity (deficit)             (2,404)             (6,322)
                                              -----------         -----------
  Total liabilities and stockholders' equity  $    93,287         $    85,282
                                              ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Operations (in thousands)
- --------------------------------------------------------------------------------
                                                 Three Months Ended June 30,
                                                    1995                 1996
                                              -----------         -----------

Revenues, net of discounts and allowances
 ($19,414 and $16,952 for the 3 months ended
 June 30, 1995 and 1996, respectively)       $    45,873         $    38,000
Cost of sales                                     30,516              25,173
                                             -----------         -----------
Gross Profit                                      15,357              12,827
                                             -----------         -----------
Operating expenses:
    Plant and occupancy                            1,317               1,081
    Loading and shipping                           1,214                 908
    Transport                                        280                 150
    Fleet service                                    199                 176
    Selling and delivery                           7,137               5,677
    Vending                                          669                 517
    Advertising                                      930                 557
    General and administrative                     1,693               1,697
    Amortization of intangibles                      576                 468
                                             -----------         -----------
Total operating expenses                          14,015              11,231
                                             -----------         -----------
Income from operations                             1,342               1,596

Gain (loss) on disposals                             191                  27
Interest expense - cash                           (1,771)             (1,847)
Interest expense - non-cash                         (340)                (31)
Other income                                          91                 242
                                             -----------         -----------
Loss before income taxes                            (487)                (13)

Income tax benefit (provision)                       304                 (27)
                                             -----------         -----------
Net loss                                     $      (183)        $       (40)
                                             ===========         ===========
Loss per common share and common share
  equivalent:
  Primary and fully diluted:

   Net loss                                  $      (.95)        $      (.21)
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Operations (in thousands)
- --------------------------------------------------------------------------------
                                                  Six Months Ended June 30,
                                                     1995                1996
                                              -----------         -----------

Revenues, net of discounts and allowances
 ($35,758 and $31,440 for the 6 months ended
 June 30, 1995 and 1996, respectively)       $    83,880         $    71,533
Cost of sales                                     55,081              47,459
                                             -----------         -----------
Gross Profit                                      28,799              24,074
                                             -----------         -----------
Operating expenses:
    Plant and occupancy                            2,818               2,624
    Loading and shipping                           2,289               1,937
    Transport                                        513                 377
    Fleet service                                    406                 361
    Selling and delivery                          13,844              11,850
    Vending                                        1,286               1,094
    Advertising                                    1,638               1,074
    General and administrative                     3,602               3,406
    Amortization of intangibles                    1,149               1,023
                                             -----------         -----------
Total operating expenses                          27,545              23,746
                                             -----------         -----------
Income from operations                             1,254                 328

Gain (loss) on disposals                             (87)             (1,899)
Interest expense - cash                           (3,626)             (3,709)
Interest expense - non-cash                         (675)                (61)
Other income                                         229                 256
                                             -----------         -----------
Loss before income taxes                          (2,905)             (5,085)

Income tax benefit                                   900               1,167
                                             -----------         -----------
Net loss                                     $    (2,005)        $    (3,918)
                                             ===========         ===========
Loss per common share and common share
  equivalent:
  Primary and fully diluted:

   Net loss                                  $    (10.43)        $    (20.38)
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands)
- ----------------------------------------------------------------------------------------------
                              Preferred             Additional  Retained
                              Shares,     Common    Stock       Paid-in     Earnings
                              Series B    Shares    Amount     Capital      (Deficit)   Total
                              ---------   -------   ------     ---------    ---------   ---------
Balance, December 31, 1994      1,000     192,244   $   2      $26,542     $(29,035)    $ (2,491)

Net income                                                                       87           87
                              ---------   -------   ------     ---------   ---------    ---------
Balance, December 31, 1995      1,000     192,244       2       26,542      (28,948)      (2,404)

Net loss (unaudited)                                            (3,918)     (3,918)

                              ---------   -------   ------     ---------   ---------    ---------
Balance, June 30, 1996          1,000     192,244   $   2       $26,542    $(32,866)    $ (6,322)
(unaudited)                   =========   =======   ======     =========   =========    =========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
- -------------------------------------------------------------------------------
                                                    Three Months Ended June 30,
                                                         1995                1996
                                                  -----------         -----------

Cash flows from operating activities:
  Net loss                                        $     (183)         $       (40)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation and amortization                     1,320                1,160
     (Gain) loss on disposal of assets and franchises   (191)                 (27)
     Deferred compensation                                26                   61
     Deferred taxes                                     (326)                   8
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     (Increase) in accounts receivable                (2,631)              (1,439)
     (Increase) decrease in inventories                  (21)               1,562
     (Decrease) increase in accounts payable             561               (5,414)
     Increase in accrued interest                      1,638                1,446
     Increase (decrease) in overdraft                    844               (1,046)
     Other                                               491                  130
                                                 -----------          -----------
Net cash provided (used) by operating
 activities                                            1,528               (3,599)
                                                 -----------          -----------
Cash flows from investing activities:
     Capital expenditures                             (1,246)                (598)
     Proceeds from sale of fixed assets and
      franchises                                         381                  104
     Payment for purchase of territories and
      related fixed assets, net of cash
     acquired                                              -                  (35)
                                                 -----------          -----------
Net cash (used) by investing
 activities                                             (865)                (529)
                                                 -----------          -----------
Cash flows from financing activities:
     Proceeds from issuance of debt                    1,782                2,825
     Principal payments on debt                       (1,270)              (4,170)
     Borrowings on revolver note                      46,385               46,902
     Payments on revolver note                       (47,613)             (41,429)
                                                  ----------          -----------
Net cash provided (used) by financing
 activities                                             (716)               4,128
                                                  ----------          -----------
Net decrease in cash                                     (53)                   -
Cash at beginning of period                               53                    -
                                                  ----------          -----------
Cash at end of period                             $        -          $         -
                                                  ==========          ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
- -------------------------------------------------------------------------------
                                                     Six Months Ended June 30,
                                                         1995                1996
                                                  -----------         -----------

Cash flows from operating activities:
  Net loss                                        $   (2,005)         $    (3,918)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation and amortization                     2,646                2,445
     (Gain) loss on disposal of assets
      and franchises                                      87                1,899
     Deferred compensation                                49                  276
     Deferred taxes                                     (945)              (1,297)
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     (Increase) in accounts receivable                (1,257)                (915)
     (Increase) decrease in inventories                  837                  (35)
     (Decrease) in accounts payable                     (871)              (4,244)
     Increase (decrease) in accrued interest             601                  (66)
     (Decrease) in overdraft                          (1,341)                (239)
     Other                                              (189)                 322
                                                 -----------          -----------
Net cash (used) by operating
 activities                                           (2,388)              (5,772)
                                                 -----------          -----------
Cash flows from investing activities:
     Capital expenditures                             (1,558)              (1,404)
     Proceeds from sale of fixed assets and
      franchises                                       4,288                7,289
     Payment for purchase of territories and
      related fixed assets, net of cash
     acquired                                              -                 (705)
                                                 -----------          -----------
Net cash provided by investing
 activities                                            2,730                5,180
                                                  ----------          -----------
Cash flows from financing activities:
     Proceeds from issuance of debt                    2,808                5,801
     Principal payments on debt                       (2,057)              (5,037)
     Borrowings on revolver note                      93,253               86,871
     Payments on revolver note                       (94,346)             (86,943)
     Financing costs paid                                  -                 (100)
                                                  ----------          -----------
Net cash provided (used) by financing
 activities                                             (342)                 592
                                                  ----------          -----------
Net decrease in cash                                       -                    -
Cash at beginning of period                                -                    -
                                                  ----------          -----------
Cash at end of period                             $        -          $         -
                                                  ==========          ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
- -------------------------------------------------------------------------------
        Supplemental Disclosures of Cash Flow Information

                                             Three Months Ended June 30,
                                                1995                1996
                                         -----------         -----------

Cash paid during the period for interest $       456         $       374
                                         ===========         ===========
Cash paid during the period for income
 taxes                                   $         -         $         -
                                         ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
- -------------------------------------------------------------------------------
        Supplemental Disclosures of Cash Flow Information

                                               Six Months Ended June 30,
                                                  1995                1996
                                           -----------         -----------

Cash paid during the period for interest   $     3,666         $     3,775
                                           ===========         ===========
Cash paid during the period for income
 taxes                                     $        67         $       123
                                           ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Notes to Unaudited Consolidated Financial Statements
- ------------------------------------------------------------------------------

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

2.   BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared by BBC without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, BBC believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with BBC's audited financial statements and the notes thereto included in BBC's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations, cash flows and stockholders' equity of BBC for the three and six month periods ended June 30, 1995 and 1996. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Weighted average number of shares used in computing loss per common share and common share equivalent for both primary and fully diluted were 192,244 for all periods in 1995 and 1996 with the exception of the adjusted three months ended June 30, 1995 disclosed in Note 5 below. Weighted average number of shares used for this period was 213,604.

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

     During the six months ended June 30, 1996, the Company also sold franchise and distribution rights in Madison, Wisconsin, Pulaski, Tennessee and Roanoke, Virginia for combined net sale proceeds of approximately $2.4 million, and recognized gains totaling approximately $1.1 million. Sale proceeds included $1.8 million in cash paid at closing which was used to reduce the balance on the Company's Senior Credit Facility and a $608,000 note with interest and principal due monthly.

     In January 1996, the Company acquired the franchise and distribution rights, accounts receivable, inventory, and fixed assets of an unrelated bottler in LaCrosse, Wisconsin. The purchase price was approximately $1.0 million and was financed primarily through borrowings under the Company's Senior Credit Facility.

5.   ADJUSTED HISTORICAL RESULTS

     During the six months ended June 30, 1996, AABC sold certain assets constituting its St. Paul, Minnesota, Duluth, Minnesota and Roanoke, Virginia operations. The following table sets forth a summary of unaudited selected financial information for the three and six months ended June 30, 1995 and 1996. For each of these periods, the selected financial information presented includes actual operating results for the Company, while "adjusted" information has also been provided for the three and six months ended June 30, 1995 which eliminates all case sales data and all revenues and expenses relating to the St. Paul, Duluth and Roanoke operations. The other territory sales discussed in Note 4 have not been eliminated due to their immaterial impact on the comparability of the financial information provided.

                                                   Three Months Ended June 30,
                                   Historical              Adjusted
                                      1995                   1995                1996
                                 -------------          --------------      --------------
                              Cases     Percent        Cases     Percent   Cases     Percent
                              -----     -------        -----     -------   -----     -------
                                           (In thousands, except percent data)
DSD sales...............      5,753                    4,957               4,713
Distributor sales.......        541                      403                 364
                              -----      ----          -----      ----     -----      ----
        Total franchise.      6,294       89%          5,360       87%     5,077       86%
Contract sales..........        787       11%            787       13%       839       14%
                             ------      ----          -----      ----     -----      ----
        Total case sales.     7,081      100%          6,147      100%     5,916      100%

Produced................      6,320       89%          5,578      91%      4,919       83%
Purchased...............        784       11%            506       8%        806       14%
Inventory - (inc.)/dec..        (23)       -              63       1%        191        3%
                              -----      ----          -----     ----      -----      ----
       Total case sales.      7,081      100%          6,147     100%      5,916      100%

                                         Per                   Per                Per
                            Aggregate    Case      Aggregate   Case    Aggregate  Case
                            ---------    ----      ---------   ----    ---------  ----
                                 (In thousands, except per case and per share date)
Franchise sales.........      $42,001   $6.67       $35,957   $6.71      $34,037  $6.70
Contract sales..........        3,872    4.92         3,872    4.92        3,963   4.72
                              -------               -------            -------
        Net sales.......       45,873    6.48        39,829    6.48       38,000   6.42
Cost of goods sold......       30,516    4.31        26,363    4.29       25,173   4.25
                              -------   -----       -------   -----      -------  -----
        Gross profit....       15,357   $2.17        13,466   $2.19       12,827  $2.17
Admin., marketing & general    14,015                11,862               11,231
                              -------               -------              -------
Operating income........        1,342                 1,604                1,596

Interest expense........       (2,111)               (1,961)              (1,878)
Other non-operating
 income ................          282                   405                  269
                              -------               -------              -------
Net income (loss) before
 income taxes...........         (487)                   48                  (13)

Income tax benefit (provision)    304                    80                  (27)
                              -------               -------              -------
Net income (loss).......      $  (183)              $   128              $   (40)
                              =======               =======              =======
EPS.....................      $  (.95)              $   .60              $  (.21)

EBITDA (a)..............      $ 2,735               $ 2,914              $ 2,974



Note 5 (continued)

                                                     Six Months Ended June 30,
                                   Historical                Adjusted
                                      1995                     1995                 1996
                                 --------------           --------------      --------------
                               Cases     Percent        Cases     Percent   Cases     Percent
                               -----     -------        -----     -------   -----     -------
                                             (In thousands, except percent data)
DSD sales...............      10,618                    9,822               8,877
Distributor sales.......         948                      810                 830
                              ------                   ------              ------
     Total franchise..        11,566       89%         10,632      88%      9,707       87%
Contract sales..........       1,479       11%          1,479      12%      1,447       13%
                              ------      ----         ------     ----      -----      ----
     Total case sales.        13,045      100%         12,111     100%     11,154      100%

Produced................      11,732       90%         10,990      91%      9,806       88%
Purchased...............       1,341       10%          1,063       9%      1,281       11%
Inventory - (inc.)/dec..         (28)       -              58       -          67        1%
                              ------      ----         ------     ----     ------      ----
     Total case sales.        13,045      100%         12,111     100%     11,154      100%

                                        Per                   Per                  Per
                             Aggregate  Case      Aggregate   Case      Aggregate  Case
                             ---------  ----      ---------   ----      ---------  ----
                                  (In thousands, except per case and per share date)
Franchise sales.........      $76,778   $6.64       $70,734   $6.65      $64,652  $6.66
Contract sales..........        7,102    4.80         7,102    4.80        6,881   4.76
                              -------               -------              -------
        Net sales.......       83,880    6.43        77,836    6.43       71,533   6.41
Cost of goods sold......       55,081    4.22        50,928    4.21       47,459   4.25
                              -------   -----       -------   -----      -------  -----
     Gross profit.....         28,799   $2.21        26,908   $2.22       24,074  $2.16
Admin., marketing & general    27,545                25,392               23,746
                              -------               -------              -------
Operating income........        1,254                 1,516                  328

Interest expense........       (4,301)               (4,151)              (3,770)
Other non-operating
 income (expense).......          142                   265               (1,643)
                              -------               -------              -------
Net loss before income
 taxes..................       (2,905)               (2,370)              (5,085)

Income tax benefit                900                   676                1,167
                              -------               -------              -------
Net Loss................      $(2,005)              $(1,694)             $(3,918)
                              =======               =======              =======
EPS.....................      $(10.43)              $ (8.81)             $(20.38)

EBITDA (a)..............      $ 4,058               $ 4,237              $ 3,001

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     All-American Bottling Corporation (the "Company") is an independent bottler and distributor of soft drinks and other beverage products operating in six states. The Company is a wholly-owned subsidiary of Browne Bottling Company ("BBC"). The Company's soft drink product portfolio includes such well-known national brands as RC Cola, Diet Rite Cola, Seven-Up, Dr Pepper, Sunkist, Canada Dry, Dad's Root Beer, Crush and A&W Root Beer, as well as leading regional brands such as Big Red and Sundrop. Other beverages distributed by the Company include Snapple, Mistic, Clearly Canadian, Evian and other waters and are commonly referred to as "alternative beverages". The Company's largest markets in terms of franchise case sales volume are the metropolitan areas of Milwaukee, Louisville, Nashville and Oklahoma City.

     In August 1993, BBC and the Company completed a recapitalization plan designed to enhance the Company's financial flexibility. As part of the recapitalization plan, the Company issued $45.0 million principal amount of 13% Senior Secured Notes due 2001 (the "Senior Notes"), guaranteed by BBC, and entered into a new senior secured credit facility (the "Senior Credit Facility") providing for borrowing availability of up to $20.0 million, subject to borrowing base limitations (65% of eligible inventories and 85% of eligible accounts receivable).

     The Company's primary measurement of unit volume is franchise and contract case sales. Franchise case sales represent sales of products in the Company's franchise territories, while contract case sales consist of product sold under contract manufacturing arrangements to private label or other bottlers. Produced product consists of product manufactured by the Company in its own facilities and purchased product is finished product purchased from other bottlers and suppliers. EBITDA consists of net income (loss) before income taxes, interest expense, depreciation, amortization, gain (loss) on asset sales and other non-cash charges and extraordinary gains. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance or liquidity.

     The operating results for the three and six month periods ended June 30, 1996 are not directly comparable to the operating results for the three and six month periods ended June 30, 1995, as the results for the 1996 periods are materially affected by the sale of assets in St. Paul, Minnesota, Duluth, Minnesota and Roanoke, Virginia. The sales of these operations significantly reduced case sales, net sales, cost of goods sold, gross profit, and administrative, marketing and general expenses. In order to provide comparable information, the selected financial information included in Note 5 of the interim financial statements for the three and six months ended June 30, 1995 has been "adjusted" to eliminate these operations. Accordingly, the following discussion of the results of operations compares the actual results of operations for the three and six months ended June 30, 1996 with the actual, as well as "adjusted," results of operations for the corresponding periods ended June 30, 1995.

RESULTS OF OPERATIONS (UNAUDITED)

     The following discussion addresses the results of operations for the three months ended June 30, 1996 (the "Current Quarter") as compared to the corresponding period ended June 30, 1995 (the "Prior Quarter") and the "adjusted" corresponding period ended June 30, 1995 (the "Adjusted Prior Quarter") and for the six months ended June 30, 1996 (the "Current YTD")as compared to the corresponding period ended June 30, 1995 (the "Prior YTD") and the "adjusted" corresponding period ended June 30, 1995 (the "Adjusted Prior YTD").

THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

     Net sales for the Current Quarter were $38.0 million compared to $45.9 million for the Prior Quarter, a $7.9 million or 17.2% decrease due to lower franchise case sales resulting primarily from the sales of the Minnesota, Pulaski, Tennessee and Roanoke, Virginia territories. Franchise case sales were 5.1 million cases for the Current Quarter compared to 6.3 million cases for the Prior Quarter, a decrease of 1.2 million or 19.3%. After the adjustment for sold operations, net sales decreased $1.8 million or 4.5% for the Current Quarter as compared to the Adjusted Prior Quarter. Franchise case sales for the Current Quarter decreased 283,000 cases or 5.3% from the Adjusted Prior Quarter. This decrease in franchise cases is attributable to volume losses in Tennessee and Wisconsin. In Wisconsin, franchise case sales for the Current Quarter were 1.5 million cases as compared to 1.6 million cases for the Adjusted Prior Quarter, a decrease of 99,000 cases or 6.0%.
This decrease is primarily related to declines in the sales of RC Cola products due to the sale of the Madison, Wisconsin territory described in Note 4 of the interim financial statements. In Tennessee, franchise case sales for the Current Quarter were 972,000 cases as compared to 1.1 million cases for the Prior Quarter, a decrease of 133,000 cases or 12.1%. This decrease is primarily related to declines in the sales of can packages of RC Cola products in response to price increases implemented in Tennessee. For the Prior Quarter, heavy promotional activity in Tennessee resulted in volume increases at lower average net selling prices compared to the Current Quarter. The average net selling price for franchise sales for the Company increased to $6.70 for the Current Quarter as compared to $6.67 for the Prior Quarter and declined from $6.71 for the Adjusted Prior Quarter.

     Contract case sales increased to 839,000 cases for the Current Quarter from 787,000 cases for the Prior Quarter. This increase was in the Louisville production facility and is primarily attributable to a production contract with the purchasers of the Pulaski, Tennessee and Roanoke, Virginia operations which were sold as described in Note 4 of the interim financial statements. The average net selling price for contract cases decreased to $4.72 for the Current Quarter as compared to $4.92 for the Prior Quarter due to these new production contracts in Louisville.

     On a company-wide basis the net selling price for all cases fell from $6.48 for the Prior Quarter and the Adjusted Prior Quarter to $6.42 for the Current Quarter due to the higher percentage of sales resulting from contract cases which are at a lower net selling price as compared to franchise case sales.

     Cost of goods sold decreased $5.3 million or 17.5% for the Current Quarter as compared to the Prior Quarter. Cost of goods sold decreased $1.2 million or 4.5% for the Current Quarter as compared to the Adjusted Prior Quarter primarily due to the volume decrease described above. Gross profit for the Current Quarter was $12.8 million as compared to $15.4 million for the Prior Quarter, a decrease of $2.5 million or 16.5%. Gross profit decreased $639,000 or 4.7% for the Current Quarter as compared to the Adjusted Prior Quarter due to case volume declines. Gross margin (gross profit as a percentage of sales) remained constant at 33.8% for the Current Quarter as compared to 33.5% for the Prior Quarter and 33.8% for the Adjusted Prior Quarter.

     Administrative, marketing and general expenses declined $2.8 million or 19.9% for the Current Quarter as compared to the Prior Quarter and by $631,000 or 5.3% as compared to the Adjusted Prior Quarter due to overall decreases in personnel expenses and utility costs as a result of the decreased volume of the Company.

     Interest expense was $1.9 million for the Current Quarter as compared to $2.1 million for the Prior Quarter and $2.0 million for the Adjusted Prior Quarter. Cash interest expense was $1.8 million for both the Current Quarter and the Prior Quarter as compared to $1.6 million for the Adjusted Prior Quarter, an increase in the Current Quarter of $226,000 or 13.9% over the Adjusted Prior Quarter due to higher levels of debt carrying cash interest. The higher levels of debt carrying cash interest resulted from the July 1995 sale of the Company's Senior Notes which were previously held by a subsidiary of the Company. Proceeds from the sale were used to retire the Company's Senior Subordinated Notes which provided for noncash interest payments. As a result, noncash interest declined.

     Other income increased to $242,000 in the Current Quarter as compared to $91,000 for the Prior Quarter, an increase of $151,000 or 165.9% and as compared to $228,000 for the Adjusted Prior Quarter, an increase of $14,000 or 4.0%.

     Pretax net loss for the Current Quarter was $13,000 as compared to a pretax net loss for the Prior Quarter of $487,000 and as compared to pretax net income of $48,000 for the Adjusted Prior Quarter. The decrease in the Current Quarter pretax net loss as compared to the Prior Quarter results from the sale of the Minnesota and Roanoke territories as described in Notes 4 and 5 of the interim financial statements.

     EBITDA was $3.0 million for the Current Quarter as compared to $2.7 million for the Prior Quarter and as compared to $2.9 million for the Adjusted Prior Quarter. The increase in EBITDA for the Current Quarter as compared to the Adjusted Prior Quarter is attributable to reduced cash operating expenses partially offset by the reduced gross profit.


SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

     Net sales for the Current YTD were $71.5 million compared to $83.9 million for the Prior YTD, a $12.3 million or 14.7% decrease due to lower franchise case sales resulting primarily from the sale of the Minnesota, Pulaski, Tennessee and Roanoke, Virginia territories. Franchise case sales were 9.7 million cases for the Current YTD compared to 11.6 million cases for the Prior YTD, a decrease of 1.9 million or 16.1%. After the adjustment for sold operations, net sales decreased $6.3 million or 8.1% for the Current YTD as compared to the Adjusted Prior YTD. Franchise case sales for the Current YTD decreased 925,000 cases or 8.7% from the Adjusted Prior YTD. This decrease in franchise cases is attributable to volume losses in Wisconsin, Tennessee and Minnesota. In Wisconsin, franchise case sales for the Current YTD were 2.9 million cases as compared to 3.2 million cases for the Prior YTD and as compared to 3.1 million cases for the Adjusted Prior YTD, a decrease of 193,000 cases or 6.2%. This decrease is primarily related to declines in the sales of RC Cola products due to the territory sales in Madison, Wisconsin described in Note 4 of the interim financial statements. In Minnesota, franchise case sales for the Current YTD were 350,000 cases as compared to 562,000 cases for the Adjusted Prior YTD, a decrease of 212,000 cases or 37.7%. This volume decline is attributable to a limited distribution system in Minnesota in anticipation of the sale of this territory which was completed on March 23, 1996. In Tennessee, franchise case sales for the Current YTD were 1.8 million cases as compared to 2.1 million cases for the Prior YTD, a decrease of 375,000 cases or 17.5%. This decrease is primarily related to declines in can package case sales in response to price increases implemented in Tennessee. For the Prior YTD, heavy promotional activity in Tennessee resulted in volume increases at lower average net selling prices compared to the Current YTD. The average net selling price for franchise sales for the Company increased to $6.66 for the Current YTD as compared to $6.64 for the Prior YTD and $6.65 for the Adjusted Prior YTD.

     Contract case sales declined slightly to 1.4 million cases for the Current YTD from 1.5 million cases for the Prior YTD. The average net selling price for contract cases decreased to $4.76 for the Current YTD as compared to $4.80 for the Prior YTD due to new production contracts in Louisville entered into in connection with the sale of the Pulaski, Tennessee and Roanoke, Virginia operations.

     On a company-wide basis the net selling price for all cases fell from $6.43 for the Prior YTD and the Adjusted Prior YTD to $6.41 for the Current YTD due to the higher percentage of sales resulting from contract cases which are at a lower net selling price as compared to franchise case sales.

     Cost of goods sold decreased $7.6 million or 13.8% for the Current YTD as compared to the Prior YTD. Cost of goods sold decreased $3.5 million or 6.8% for the Current YTD as compared to the Adjusted Prior YTD primarily due to the volume decrease described above partially offset by an increase in the price of extracts and purchased finished goods. Gross profit for the Current YTD was $24.1 million as compared to $28.8 million for the Prior YTD, a decrease of $4.7 million or 16.4%. Gross profit decreased $2.8 million or 10.5% for the Current YTD as compared to the Adjusted Prior YTD due to case volume declines and increases in the per case cost of goods. Gross margin was 33.7% for the Current YTD as compared to 34.3% for the Prior YTD and 34.6% for the Adjusted Prior YTD. The decline in the gross margin percentage is due to the increased per case cost of goods.

     Administrative, marketing and general expenses declined $3.8 million or 13.8% for the Current YTD as compared to the Prior YTD and by $1.6 million or 6.5% as compared to the Adjusted Prior YTD due to overall decreases in personnel expenses and utility costs as a result of the decreased volume of the Company.

     Interest expense was $3.8 million for the Current YTD as compared to $4.3 million for the Prior YTD and $4.2 million for the Adjusted Prior YTD. Cash interest expense was $3.7 million for the Current YTD as compared to $3.6 million for the Prior YTD and as compared to $3.5 million for the Adjusted Prior YTD, an increase in the Current YTD of $232,000 or 6.7% over the Adjusted Prior Quarter due to higher levels of debt carrying cash interest. The higher levels of debt carrying cash interest resulted from the July 1995 sale of the Company's Senior Notes which were previously held by a subsidiary of the Company. Proceeds from the sale were used to retire the Company's Senior Subordinated Notes which provided for noncash interest payments. As a result, noncash interest declined.

     Other income increased to $256,000 in the Current YTD as compared to $229,000 for the Prior YTD, an increase of $27,000 or 11.8%. As compared to $366,000 for the Adjusted Prior YTD, other income in the Current YTD decreased $110,000 or 30.1% primarily due to a decline in trade discounts taken in the Current YTD.

     Pretax net loss for the Current YTD was $5.1 million as compared to a pretax net loss for the Prior YTD of $2.9 million and as compared to a pretax net loss of $2.4 million for the Adjusted Prior YTD. The increase in the Current YTD pretax net loss as compared to the Prior YTD and Adjusted Prior YTD pretax net loss results from the volume declines as discussed above and from the loss on sale of $1.9 million realized on the sale of the territories as described in Notes 4 and 5 to the interim financial statements.

     EBITDA was $3.0 million for the Current YTD as compared to $4.1 million for the Prior YTD and as compared to $4.2 million for the Adjusted Prior YTD. The decrease in EBITDA for the Current YTD as compared to the Adjusted Prior YTD is attributable to reduced gross profit partially offset by reduced cash operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996 the Company had working capital (excluding cash, cash equivalents and the current portion of long-term debt and other obligations) of $9.8 million compared to $6.0 million at December 31, 1995. The increase in working capital is due primarily to the decline in trade payables and an increase in trade receivables partially offset by an increase in other liabilities. The Company's working capital needs have historically been funded from operations and, on a seasonal basis, from borrowings under its Senior Credit Facility.

     For the Current Quarter, the Company's operating activities used cash of $3.6 million as compared to cash provided of $1.5 million for the Prior Quarter. The net cash used of $3.6 million by operating activities in the Current Quarter resulted primarily from significant decreases in accounts payable and cash overdraft and an increase in accounts receivable partially offset by increases in inventories and accrued interest and $1.2 million cash provided from operations. The net cash provided of $1.5 million in the Prior Quarter resulted primarily from cash provided from operations of $646,000 and increases in accrued interest, accounts payable and cash overdraft partially offset by increases in accounts receivable.

     For the Current YTD, the Company's operating activities used cash of $5.8 million as compared to cash used of $2.4 million for the Prior YTD. The net cash used of $5.8 million by operating activities in the Current YTD resulted primarily from a significant decrease in accounts payable and an increase in trade receivables and cash used from operations of $595,000. The cash used of $2.4 million for the Prior YTD resulted primarily from an increase in trade receivables, decreases in accounts payable and cash overdraft and by cash used from operations of $168,000, partially offset by a decrease in inventories and an increase in accrued interest.

     During the Current Quarter investing activities used cash of $529,000 as compared to cash used of $865,000 in the Prior Quarter. The decrease is due primarily to decreased capital expenditures in the Current Quarter partially offset by decreased proceeds from sales of fixed assets. For the Prior Quarter the proceeds from sales resulted from the sale of franchises in three Ohio counties.

     During the Current YTD investing activities provided cash of $5.2 million as compared to cash provided during the Prior YTD of $2.7 million.
The increase is due primarily to the $5.4 million in cash received on the sale of Minnesota territories as well as the proceeds from the sales of the other locations as described in Note 4 to the interim financial statements. For the Prior YTD the proceeds from sales resulted from the sale of the Rockford, Illinois territory.

     Financing activities provided cash of $4.1 million in the Current
Quarter primarily due to increased borrowings on the Senior Credit Facility of $5.5 million and by proceeds from the issuance of debt of $2.8 million partially offset by principal payments on debt of $4.2 million. Debt issued consists primarily of unsecured demand notes issued to Stephen B. Browne and entities affiliated with him. Principal payments on debt of $4.2 million included approximately $3.5 million paid on these unsecured demand notes. Stephen Browne and entities affiliated with him from time to time make unsecured loans to the Company at the same interest rates charged under the Company's Senior Credit Facility. At June 30, 1996 such debt had a remaining balance of $2.1 million. For the Current YTD, financing activities provided cash of $592,000 primarily due to the issuance of the unsecured demand notes as described above. At June 30, 1996, the Company's borrowing base under the Senior Credit Facility was $18.3 million, and the Company had borrowings of $13.6 million and an additional $198,000 of letters of credit outstanding leaving $4.5 million of unused credit available.

     The Company's earnings before income taxes and fixed charges were insufficient to cover its fixed charges by $13,000 for the Current Quarter and by $5.1 million for the Current YTD. EBITDA (as defined) and cash interest expense for the Current Quarter were $3.0 million and $1.8 million, respectively. For the Current YTD, EBITDA (as defined) and cash interest expense were $3.0 million and $3.7 million, respectively. EBITDA is presented not as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of its liquidity, but rather to provide additional information related to the debt service ability of the Company. If the Company were to experience a deterioration in operating results, the Company's ability to generate sufficient cash to cover its interest expense would be reduced, and the Company would become unable to meet its interest obligations.

     The Company's long-term debt (including current maturities thereof and amounts payable under non-compete and deferred compensation agreements) was approximately $61.2 million as of June 30, 1996, and scheduled principal payments are estimated to be approximately $2.9 million for twelve months ending June 30, 1997. Of this $2.9 million approximately $2.1 million represents the unsecured demand notes from Stephen B. Browne and entities affiliated with him as described above and approximately $546,000 represents financing of 18 months or less from trade suppliers to finance 1995 capital expenditures. Repayment of the financing from trade suppliers is based upon a surcharge for product purchases from these trade suppliers. The Company must make certain capital expenditures on an annual basis in order to maintain its business and assets and compete effectively. The Company expects to spend approximately $2.4 million on capital expenditures during the twelve months ending December 31, 1996. To the extent that requirements for debt service and capital expenditures are in excess of cash flow from operations, the Company will need to finance such requirements with additional indebtedness or defer capital expenditures.

     At June 30, 1996, the Company was not in compliance with the consolidated interest coverage ratio covenant required in the Senior Credit Facility. The ratio at June 30, 1996 was .83 to 1 whereas the Senior Credit Facility requires a ratio of at least .9 to 1. BT Commercial, agent, has agreed to waive this covenant violation. A future failure to meet this covenant under the Senior Credit Facility would constitute a default and there can be no assurance that the Company will be able to obtain waivers of any future covenant violation, or amendments to its Senior Credit Facility or Senior Notes.


FORWARD LOOKING STATEMENTS

     When used in this document, the words "anticipate", "estimate", "believe" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


Item 2.   Changes in Securities

          None.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 5.   Other Information

          None.


Item 6.   Exhibit and Reports on Form 8-K

(a) The following exhibit is filed with this Form 10-Q and is identified by the number indicated:

        27      Financial Data Schedule.

(b)     Reports on Form 8-K filed during this period:

          Form 8-K dated April 10, 1996
          Form 8-K dated July 03, 1996
          Form 8-K/A dated July 16, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALL-AMERICAN BOTTLING CORPORATION


Date: August 14, 1996              By:     STEPHEN B. BROWNE
                                   ----------------------------
                                      Stephen B. Browne
                                   President, Chief Executive
                                     Officer and Chairman
                                        of the Board


Date: August 14, 1996              By:   STEPHEN R. KERR
                                   -------------------------
                                     Stephen R. Kerr
                                   Vice President and Chief
                                     Financial Officer


                                   BROWNE BOTTLING COMPANY


Date: August 14, 1996              By:    STEPHEN B. BROWNE
                                   ------------------------
                                      Stephen B. Browne
                                   President, Chief Executive
                                     Officer and Chairman
                                        of the Board

Date: August 14, 1996              By:   STEPHEN R. KERR
                                   -------------------------
                                     Stephen R. Kerr
                                   Vice President and Chief
                                     Financial Officer

                           INDEX TO EXHIBITS

Exhibit No.   Description                      Method of Filing
- -----------   -----------                      ----------------
   27         Financial Data Schedule          Filed herewith electronically
