Form 10-Q
period 1996-09-30
ALL AMERICAN BOTTLING CORP; BROWNE BOTTLING CO
filed 1996-11-12
CIK 825811, 825813

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

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     As of November 1, 1996 Browne Bottling Company had 192,244 shares of common stock outstanding for which there is no public market; and All-American Bottling Corporation had 100,000 shares of common stock outstanding, all of which are held by Browne Bottling Company.

==============================================================================

                All-American Bottling Corporation
                     Browne Bottling Company

                              INDEX

Part I  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets
               as of September 30, 1996 and December 31, 1995
               (unaudited)

               Consolidated Statements of Operations
               for the three months and nine months ended
               September 30, 1996 and 1995 (unaudited)

               Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 1996 and for the year ended December 31, 1995 (unaudited)

               Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 1996 and 1995
              (unaudited)

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

PART I
ITEM 1. Financial Statements

BROWNE BOTTLING COMPANY
Consolidated Balance Sheets (in thousands)
-------------------------------------------------------------------------------
                                                December 31,       September 30,
                                                        1995                1996
                                                -----------        -----------
ASSETS                                                             (unaudited)
Current assets:
  Trade accounts receivable                     $    11,944        $     11,430
  Franchise companies receivable                      2,605               2,303
  Other receivables                                   1,324                 867
  Allowance for doubtful accounts                      (515)               (454)
  Inventories - ingredients and packaging             3,021               2,884
  Inventories - finished goods                        5,786               5,931
  Inventories - other                                   291                 258
  Inventories - pallets at deposit value                344                 356
  Prepaid expenses                                      862                 541
  Deferred tax asset                                    781                 781
                                                -----------         -----------
    Total current assets                             26,443              24,897
                                                -----------         -----------
Plant and equipment, at cost:
  Land                                                1,335                 828
  Buildings and improvements                          6,961               6,526
  Machinery and equipment                            10,614              10,583
  Vehicles                                            7,947               7,851
  Vending equipment                                   9,525               6,473
  Furniture and fixtures                                512                 357
  Computer equipment                                  1,491               1,455
  Returnable containers                               2,355               2,338
  Construction in progress                              519                 -
                                                -----------         -----------
                                                     41,259              36,411
  Less - Accumulated depreciation                   (27,891)            (24,186)
                                                -----------         -----------
Net plant and equipment                              13,368              12,225
                                                -----------         -----------
Intangible assets:
  Franchises                                         45,471              38,737
  Goodwill                                           18,104              15,556
  Other intangibles                                   2,877               2,898
                                                -----------         -----------
                                                     66,452              57,191
  Less - Accumulated amortization                   (13,804)            (13,398)
                                                -----------         -----------
Net intangible assets                                52,648              43,793
                                                -----------         -----------
Other assets                                            828                 918
                                                -----------         -----------
  Total assets                                  $    93,287         $    81,833
                                                ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
Consolidated Balance Sheets (in thousands)
-------------------------------------------------------------------------------
                                             December 31,        September 30,
                                                   1995                 1996
                                             -----------         -----------
                                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                             $     2,106         $       484
  Current portion of long-term debt                  810               1,416
  Current portion of obligations under
    capital lease                                    262                 168
  Current portion of deferred compensation
     and non-compete agreements                       71                  71
  Trade accounts payable                          12,798               9,612
  Accrued compensation and payroll taxes           2,017               1,730
  Accrued interest payable                         2,326                 844
  Accrued insurance reserves                         881                 487
  Accrued pension liability                          599                 177
  Other liabilities                                1,830               2,298
                                             -----------         -----------
  Total current liabilities                       23,700              17,287
                                             -----------         -----------
Long-term debt, net of current maturities         57,418              57,530
                                             -----------         -----------
Obligations under capital leases, net                939                 931
                                             -----------         -----------
Deferred compensation and non-compete
  agreements, net                                    613               1,009
                                             -----------         -----------
Other non-current liabilities                         44                  40
                                             -----------         -----------
Deferred tax liability                            12,121              10,818
                                             -----------         -----------
Stock warrants                                       856                 856
                                             -----------         -----------
Stockholders' equity:
  Preferred stock - Series B, $.01 par
   value, 1,000 shares authorized issued
   and outstanding; (liquidation preference
   of $1,000 per share)                                -                   -
  Common stock, $.01 par value, 220,295 shares
   authorized, and 192,244 shares issued and
   outstanding                                         2                   2
  Common stock, non-voting, $.01 par value,
   5,263 shares authorized, none outstanding           -                   -
  Additional paid-in capital                      26,542              26,542
  Deficit                                        (28,948)            (33,182)
                                             -----------         -----------
  Total stockholders' equity (deficit)            (2,404)             (6,638)
                                             -----------         -----------
  Total liabilities and stockholders' equity $    93,287         $    81,833
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
Unaudited Consolidated Statements of Operations (in thousands)
--------------------------------------------------------------------------------
                                           Three Months Ended September 30,
                                                    1995                1996
                                             -----------         -----------
Revenues, net of discounts and allowances
 ($19,417 and $17,750 for the 3 months ended
 September, 1995 and 1996, respectively)     $    45,546         $    38,235
Cost of sales                                     30,601              25,258
                                             -----------         -----------
Gross Profit                                      14,945              12,977
                                             -----------         -----------
Operating expenses:
    Plant and occupancy                            1,428               1,212
    Loading and shipping                           1,384                 939
    Transport                                        275                 180
    Fleet service                                    202                 178
    Selling and delivery                           7,325               5,923
    Vending                                          643                 508
    Advertising                                      554                 486
    General and administrative                       962               1,392
    Amortization of intangibles                      567                 567
                                             -----------         -----------
Total operating expenses                          13,340              11,385
                                             -----------         -----------
Income from operations                             1,605               1,592

Gain on disposals                                    118                  50
Interest expense - cash                           (1,902)             (1,863)
Interest expense - non-cash                          (54)                (31)
Other income                                          66                 157
                                             -----------         -----------
Loss before income taxes and extraordinary
 item                                               (167)                (95)

Income tax provision                                 (40)               (221)
                                             -----------         -----------
Net loss before extraordinary item                  (207)               (316)
Extraordinary gain on debt extinguishment          4,252                   -
                                             -----------         -----------
  Net income (loss)                          $     4,045         $      (316)
                                             ===========         ===========
Income (loss) per common share and common
 share equivalent:
  Primary and fully diluted:

 Loss before extraordinary item              $      (.97)        $     (1.64)
 Extraordinary item                                19.91
                                             ___________         ___________
  Net income (loss)                          $     18.94         $     (1.64)
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
Unaudited Consolidated Statements of Operations (in thousands)
--------------------------------------------------------------------------------
                                              Nine Months Ended September 30,
                                                     1995                1996
                                              -----------         -----------
Revenues, net of discounts and allowances
 ($55,175 and $49,190 for the 9 months ended
 September 30, 1995 and 1996, respectively)  $   129,426         $   109,768
Cost of sales                                     85,682              72,717
                                             -----------         -----------
Gross Profit                                      43,744              37,051
                                             -----------         -----------
Operating expenses:
    Plant and occupancy                            4,246               3,836
    Loading and shipping                           3,673               2,876
    Transport                                        788                 557
    Fleet service                                    608                 539
    Selling and delivery                          21,169              17,773
    Vending                                        1,929               1,602
    Advertising                                    2,192               1,560
    General and administrative                     4,564               4,798
    Amortization of intangibles                    1,716               1,590
                                             -----------         -----------
Total operating expenses                          40,885              35,131
                                             -----------         -----------
Income from operations                             2,859               1,920

Gain (loss) on disposals                              31              (1,849)
Interest expense - cash                           (5,528)             (5,572)
Interest expense - non-cash                         (729)                (92)
Other income                                         295                 413
                                             -----------         -----------
Loss before income taxes and extraordinary
 item                                             (3,072)             (5,180)

Income tax benefit                                   860                 946
                                             -----------         -----------
Net loss before extraordinary item                (2,212)             (4,234)
Extraordinary gain on debt extinguishment          4,252                   -
                                             ___________         ___________
Net income (loss)                            $     2,040         $    (4,234)
                                             ===========         ===========
Income (loss) per common share and common
  share equivalent:
  Primary and fully diluted:

 Loss before extraordinary item              $    (10.36)        $    (22.02)
 Extraordinary item                                19.91                   -
                                             ___________         ___________
  Net income (loss)                          $      9.55         $    (22.02)
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands)
--------------------------------------------------------------------------------

                                Preferred                      Additional  Retained
                                Shares,   Common    Stock      Paid-in     Earnings
                                Series B  Shares    Amount     Capital     (Deficit)    Total
                                -------   -------   ------     ---------   ---------    ---------
Balance, December 31, 1994      1,000     192,244   $   2      $26,542     $(29,035)    $ (2,491)

Net income                                                                       87           87
                                -------   -------   ------     ---------   ---------    ---------
Balance, December 31, 1995      1,000     192,244       2       26,542      (28,948)      (2,404)

Net loss (unaudited)                                                         (4,234)      (4,234)

                                -------   -------   ------     ---------   ---------    ---------
Balance, September 30, 1996     1,000     192,244   $   2      $26,542     $(33,182)    $ (6,638)
(unaudited)                     =======   =======   ======     =========   =========    =========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
Unaudited Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
                                               Three Months Ended September 30,
                                                      1995                1996
                                               -----------         -----------
Cash flows from operating activities:
  Net income (loss)                            $    4,045          $      (316)
  Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
     Extraordinary gain on debt extinguishment     (4,252)                   -
     Depreciation and amortization                  1,246                1,260
     Gain on disposal of assets and franchises       (118)                 (50)
     Deferred compensation                            102                   64
     Deferred taxes                                     7                   (7)
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     (Increase) decrease in accounts receivable     1,965                1,905
     (Increase) decrease in inventories              (769)                (281)
     Increase (decrease) in accounts payable         (334)                 666
     Increase (decrease) in accrued interest       (1,249)              (1,416)
     Increase (decrease) in overdraft                 171               (1,385)
     Other                                           (428)                (738)
                                              -----------          -----------
Net cash provided (used) by operating
 activities                                           386                 (298)
                                              -----------          -----------
Cash flows from investing activities:
     Capital expenditures                          (1,235)                (507)
     Proceeds from sale of fixed assets and
      franchises                                      321                1,005
     Payment for organization costs                   (31)                   -
                                              -----------          -----------
Net cash provided (used) by investing
 activities                                          (945)                 498
                                              -----------          -----------
Cash flows from financing activities:
     Proceeds from issuance of debt                 3,747                   18
     Principal payments on debt                    (5,856)              (1,811)
     Borrowings on revolver note                   57,886               45,070
     Payments on revolver note                    (54,773)             (43,477)
     Financing costs paid                            (445)                   -
                                              -----------          -----------
Net cash provided (used) by financing
 activities                                           559                 (200)
                                              -----------          -----------
Net decrease in cash                                    -                    -
Cash at beginning of period                             -                    -
                                              -----------          -----------
Cash at end of period                          $        -          $         -
                                              ===========          ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
Unaudited Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
                                                       Nine Months Ended September 30,
                                                              1995                1996
                                                       -----------         -----------
Cash flows from operating activities:
  Net income (loss)                                    $    2,040          $    (4,234)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Extraordinary gain on debt extinguishment             (4,252)                   -
     Depreciation and amortization                          3,892                3,705
     (Gain) loss on disposal of assets and franchises         (31)               1,849
     Deferred compensation                                    151                  340
     Deferred taxes                                          (938)              (1,304)
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     (Increase) decrease in accounts receivable               708                  990
     (Increase) decrease in inventories                        68                 (316)
     Increase (decrease) in accounts payable               (1,205)              (3,578)
     Increase (decrease) in accrued interest                 (648)              (1,482)
     Increase (decrease) in overdraft                      (1,170)              (1,624)
     Other                                                   (617)                (416)
                                                      -----------          -----------
Net cash used by operating
 activities                                                (2,002)              (6,070)
                                                      -----------          -----------
Cash flows from investing activities:
     Capital expenditures                                  (2,793)              (1,911)
     Proceeds from sale of fixed assets and
      franchises                                            4,609                8,294
     Payment for organization costs                           (31)                -
     Payment for purchase of territories and
      related fixed assets, net of cash
     acquired                                                   -                 (705)
                                                      -----------          -----------
Net cash provided by investing
 activities                                                 1,785                5,678
                                                      -----------          -----------
Cash flows from financing activities:
     Proceeds from issuance of debt                         6,555                5,819
     Principal payments on debt                            (7,913)              (6,848)
     Borrowings on revolver note                          151,139              131,941
     Payments on revolver note                           (149,119)            (130,420)
     Financing costs paid                                    (445)                (100)
                                                      -----------          -----------
Net cash provided by financing
 activities                                                   217                  392
                                                      -----------          -----------
Net decrease in cash                                            -                    -
Cash at beginning of period                                     -                    -
                                                      -----------          -----------
Cash at end of period                                  $        -          $         -
                                                      ===========          ===========

The accompanying notes are an integral part of these financial statements

BROWNE BOTTLING COMPANY
Unaudited Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
        Supplemental Disclosures of Cash Flow Information

                                          Three Months Ended September 30,
                                                1995                 1996
                                          -----------         -----------
Cash paid during the period for interest  $     3,182         $     3,280
                                          ===========         ===========
Cash paid during the period for income
 taxes                                    $        37         $       280
                                          ===========         ===========

                                           Nine Months Ended September 30,
                                                1995                  1996
                                          -----------         -----------
Cash paid during the period for interest  $     6,848         $     7,085
                                          ===========         ===========
Cash paid during the period for income
 taxes                                    $       104         $       403
                                          ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Notes to Unaudited Consolidated Financial Statements
------------------------------------------------------------------------------

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

2.   BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared by BBC without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, BBC believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with BBC's audited financial statements and the notes thereto included in BBC's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows and stockholders' equity of BBC for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Weighted average number of shares used in computing loss per common share and common share equivalent for both primary and fully diluted were 192,244 for all periods in 1996 and were 213,604 for all periods in 1995.

4.   ASSET SALES AND PURCHASES

     On March 23, 1996, the Company sold assets in St. Paul, Duluth and Rochester, Minnesota and North and South Dakota to an unrelated party for proceeds of approximately $5.6 million, resulting in a loss on sale of approximately $2.9 million. The assets sold included warehouse inventory in St. Paul, selected warehouse equipment, vendors and visicoolers, and franchise and distributor agreements. Sale proceeds included $5.4 million in cash paid at closing which was used to reduce the balance on the Company's Senior Credit Facility, and a receivable of $200,000 which was paid in September, 1996.

     During the nine months ended September 30, 1996, the Company also sold franchise and distribution rights in Madison, Wisconsin, Pulaski, Tennessee and Roanoke, Virginia and real estate in Charleston, West Virginia for combined net sale proceeds of approximately $3.4 million, and recognized gains totaling approximately $1.2 million. Sale proceeds included $2.8 million in cash paid at closing which was used to reduce the balance on the Company's Senior Credit Facility and Senior Secured Notes and a $608,000 note with interest and principal due monthly.

     In January 1996, the Company acquired the franchise and distribution rights, accounts receivable, inventory, and fixed assets of an unrelated bottler in LaCrosse, Wisconsin. The purchase price was approximately $1.0 million and was financed primarily through borrowings under the Company's Senior Credit Facility.

5.   ADJUSTED HISTORICAL RESULTS

     During the nine months ended September 30, 1996, AABC sold certain assets constituting its St. Paul, Minnesota, Duluth, Minnesota and Roanoke, Virginia operations. The following table sets forth a summary of unaudited selected financial information for the three and nine months ended September 30, 1995 and 1996. For each of these periods, the selected financial information presented includes actual operating results for the Company, while "adjusted" information has also been provided for the three and nine months ended September 30, 1995 which eliminates all case sales data and all revenues and expenses relating to the St. Paul, Duluth and Roanoke operations. The other territory sales discussed in Note 4 have not been eliminated due to their immaterial impact on the comparability of the financial information provided.

                                           Three Months Ended September 30,
                          Historical                Adjusted
                             1995                     1995                       1996
                         -------------           --------------             --------------
                       Cases     Percent        Cases     Percent          Cases     Percent
                       -----     -------        -----     -------          -----     -------
                                        (In thousands, except percent data)
DSD sales............. 5,752                   5,009                       4,818
Distributor sales.....   498                     404                         331
                       -----      ----         -----       ----            -----      ----
     Total franchise   6,250       89%         5,413        88%            5,149       85%
Contract sales........   737       11%           737        12%              877       15%
                      ------      ----         -----       ----            -----      ----
     Total case sales. 6,987      100%         6,150       100%            6,026      100%

Produced.............. 6,403       92%         5,907        96%            5,485       91%
Purchased.............   786       11%           526         9%              745       12%
Inventory - (inc.)/dec  (202)      -3%          (283)       -5%             (204)      -3%
                       -----      ----         -----       ----            -----      ----
     Total case sales. 6,987      100%         6,150       100%            6,026      100%

                                         Per                   Per                  Per
                              Aggregate Case        Aggregate Case       Aggregate Case
                              --------- ----        --------- ----       --------- ----
                                   (In thousands, except per case and per share date)
Franchise sales.........      $41,925   $6.71       $36,423   $6.73      $34,102   $6.62
Contract sales..........        3,621    4.91         3,621    4.91        4,133    4.71
                              -------               -------              -------
        Net sales.......       45,546    6.52        40,044    6.51       38,235    6.34
Cost of goods sold......       30,601    4.38        26,597    4.32       25,258    4.19
                              -------   -----       -------   -----      -------   -----
        Gross profit....       14,945   $2.14        13,447   $2.19       12,977   $2.15
Operating expenses......       13,340                11,269               11,385
                              -------               -------              -------
Operating income........        1,605                 2,178                1,592

Interest expense........       (1,956)               (1,808)              (1,894)
Other non-operating
 income ................          184                   230                  207
                              -------               -------              -------
Net income (loss) before
 income taxes and extra item    (167)                   600                  (95)

Income tax benefit
 (provision)                     (40)                  (298)                (221)
                             -------                -------              -------
Net income (loss) before
 extraordinary item.....        (207)                   302                 (316)
Extraordinary gain......       4,252                  4,252                    -
                             -------                -------              -------
Net income (loss).......     $ 4,045                $ 4,554              $  (316)
                             =======                =======              =======
EPS before extraordinary
 item...................     $  (.97)               $  1.41              $ (1.64)
EPS.....................     $ 18.94                $ 21.32              $ (1.64)

EBITDA (a)..............     $ 2,925                $ 3,356              $ 2,994

Note 5 (continued)

                                                   Nine Months Ended September 30,
                                 Historical                Adjusted
                                    1995                     1995                     1996
                               -----------------        -----------------        -----------------
                               Cases     Percent        Cases     Percent        Cases     Percent
                               -----     -------        -----     -------        -----     -------
                                               (In thousands, except percent data)
DSD sales...............      16,370                   14,831                   13,696
Distributor sales.......       1,446                    1,214                    1,161
                              ------                   ------                   ------
     Total franchise....      17,816       89%         16,045      88%          14,857       86%
Contract sales..........       2,216       11%          2,216      12%           2,323       14%
                              ------      ----         ------     ----          ------      ----
     Total case sales...      20,032      100%         18,261     100%          17,180      100%

Produced................      18,135       91%         16,897      93%          15,291       89%
Purchased...............       2,127       10%          1,589       8%           2,026       12%
Inventory - (inc.)/dec..        (230)      -1%           (225)     -1%            (137)      -1%
                              ------      ----         ------     ----          ------      ----
     Total case sales...      20,032      100%         18,261     100%          17,180      100%

                                         Per                   Per                  Per
                             Aggregate  Case       Aggregate  Case      Aggregate  Case
                             ---------  ----       ---------  ----      ---------  ----
                                     (In thousands, except per case and per share date)
Franchise sales.........      $118,703  $6.66       $107,157  $6.68      $ 98,755  $6.65
Contract sales..........        10,723   4.84         10,723   4.84        11,013   4.74
                               -------              --------             --------
        Net sales.......       129,426   6.46        117,880   6.46       109,768   6.39
Cost of goods sold......        85,682   4.28         77,525   4.25        72,717   4.23
                              --------  -----       -------   -----      --------  -----
     Gross profit.......        43,744  $2.18         40,355  $2.21        37,051  $2.16
Operating expenses......        40,885                36,661               35,131
                              --------              --------             --------
Operating income........         2,859                 3,694                1,920

Interest expense........        (6,257)               (5,959)              (5,664)
Other non-operating
 income (expense).......           326                   495               (1,436)
                              --------              --------             --------
Net loss before income
 taxes and extra item...        (3,072)               (1,770)              (5,180)

Income tax benefit......           860                   378                  946
                              --------              --------             --------
Net loss before extra-
 ordinary item..........        (2,212)               (1,392)              (4,234)
Extraordinary gain......         4,252                 4,252                    -
                              --------              --------             --------
Net income (loss).......      $  2,040              $  2,860             $ (4,234)
                              ========              ========             =========
EPS before extraordinary item $ (10.36)             $  (6.53)            $ (22.02)
EPS.....................      $   9.55              $  13.38             $ (22.02)

EBITDA<F1>..............      $  6,983              $  7,593             $  5,994

<F1> EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c)
depreciation, (d) amortization, (e) gain (loss) on asset sales, (f) other non-cash charges, and
(g) extraordinary gains.  EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.

6.   DEBT EXTINGUISHMENT

     On July 7, 1995, the Company completed the repurchase of the Kidder Subordinated Loan. The Kidder Subordinated Loan, which was purchased for $4,750,000, had a principal amount (including accrued interest) of approximately $12.3 million. The purchase price was financed in part by selling $3.3 million principal amount of Senior Notes held by All-American Bottling Financial Corporation, a wholly-owned subsidiary of the Company, to an entity affiliated with Stephen B. Browne, at the then market price of approximately $2.9 million plus accrued interest. The remaining amount of the purchase price was borrowed under the Senior Credit Facility. After expenses associated with the transaction, the Company experienced an extraordinary gain of approximately $4.3 million
     (a pre-tax extraordinary gain of $7.0 million less taxes of $2.7 million).

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

     The Company's primary measurement of unit volume is franchise and contract case sales. Franchise case sales represent sales of products in the Company's franchise territories, while contract case sales consist of product sold under contract manufacturing arrangements to private label or other bottlers. Produced product consists of product manufactured by the Company in its own facilities and purchased product is finished product purchased from other bottlers and suppliers. EBITDA consists of net income (loss) before income taxes, interest expense, depreciation, amortization, gain (loss) on asset sales and other non-cash charges and extraordinary gains. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or liquidity.

     The operating results for the three and nine month periods ended September 30, 1996 are not directly comparable to the operating results for the three and nine month periods ended September 30, 1995, as the results for the 1996 periods are materially affected by the sale of assets in St. Paul and Duluth, Minnesota and in Roanoke, Virginia. The sales of these operations significantly reduced case sales, net sales, cost of goods sold, gross profit, and administrative, marketing and general expenses. In order to provide comparable information, the selected financial information included in Note 5 of the interim financial statements for the three and nine months ended September 30, 1995 has been "adjusted" to eliminate these operations. Accordingly, the following discussion of the results of operations compares the actual results of operations for the three and nine months ended September 30, 1996 with the actual, as well as "adjusted", results of operations for the corresponding periods ended September 30, 1995.

RESULTS OF OPERATIONS (UNAUDITED)

     The following discussion addresses the results of operations for the three months ended September 30, 1996 (the "Current Quarter") compared to the corresponding period ended September 30, 1995 (the "Prior Quarter") and the "adjusted" corresponding period ended September 30, 1995 (the "Adjusted Prior Quarter") and for the nine months ended September 30, 1996 (the "Current YTD") compared to the corresponding period ended September 30, 1995 (the "Prior YTD") and the "adjusted" corresponding period ended September 30, 1995 (the "Adjusted Prior YTD").


THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30,
1995

     Net sales for the Current Quarter were $38.2 million compared to $45.5 million for the Prior Quarter, a $7.3 million or 16.1% decrease due to lower franchise case sales resulting primarily from the sales of the Minnesota, Pulaski, Tennessee and Roanoke, Virginia territories. Franchise case sales were 5.1 million cases for the Current Quarter compared to 6.3 million cases for the Prior Quarter, a decrease of 1.1 million or 17.6%. After adjustment for sold operations, net sales decreased $1.8 million or 4.5% for the Current Quarter compared to the Adjusted Prior Quarter due to a decrease in franchise case sales for the Current Quarter of 264,000 cases or 4.9% from the Adjusted Prior Quarter. This decrease in franchise cases is attributable to volume declines in Kentucky, West Virginia and Tennessee. Franchise case sales in Kentucky were 1.5 million cases for the Current Quarter compared to 1.6 million cases for the Prior Quarter, a decrease of 93,000 cases or 5.7%. This decrease in Kentucky is primarily attributable to a volume reduction in August 1996 compared to August 1995 in which record high sales of canned products were achieved. In West Virginia, franchise case sales fell 89,000 cases or 12.4% in the Current Quarter compared to the Adjusted Prior Quarter due to reduced volume and margins on RC Brands in West Virginia. In Tennessee, franchise case sales for the Current Quarter were 973,000 cases compared to
1.1 million cases for the Prior Quarter, a decrease of 106,000 cases or 9.8%. This decrease is primarily related to declines in the sales of RC Cola products in response to price increases implemented in Tennessee. For the Prior Quarter, heavy promotional activity in Tennessee resulted in volume increases at a lower average net selling price compared to the Current Quarter. The higher average net selling price in Tennessee was offset by price decreases in Wisconsin where the average net selling price for franchise cases fell to $6.50 for the Current Quarter compared to $6.98 for the Adjusted Prior Quarter. This decline in the average net selling price in Wisconsin is due to increased promotional expenses incurred to increase volume primarily on Cadbury Beverage Corporation brands. Overall, the average net selling price for franchise sales for the Company decreased to $6.62 for the Current Quarter from $6.71 for the Prior Quarter and $6.73 for the Adjusted Prior Quarter primarily due to the increased promotional activity in Wisconsin.

     Contract case sales increased to 877,000 cases for the Current Quarter from 737,000 cases for the Prior Quarter, and the average net selling price for contract cases decreased to $4.71 for the Current Quarter compared to $4.91 for the Prior Quarter. The changes in both volume and price are attributable primarily to additional case sales from the Company's Louisville production facility made pursuant to a production agreement with the purchasers of the Pulaski, Tennessee and Roanoke, Virginia operations which were sold as described in Note 4 of the interim financial statements.

     On a company-wide basis the average net selling price for all cases fell from $6.52 for the Prior Quarter and $6.51 for the Adjusted Prior Quarter to $6.34 for the Current Quarter primarily due to the reduced average net selling price realized on franchise cases and, to a lesser extent, due to the higher percentage of sales resulting from contract cases which were at a lower net selling price as compared to franchise case sales.

     Cost of goods sold decreased $5.3 million or 17.5% for the Current Quarter compared to the Prior Quarter. Cost of goods sold decreased $1.3 million or 5.0% for the Current Quarter compared to the Adjusted Prior Quarter primarily due to the volume decreases described above and a reduction in packaging costs. Gross profit for the Current Quarter was $13.0 million compared to $14.9 million for the Prior Quarter, a decrease of $2.0 million or 13.2%. Gross profit decreased $470,000 or 3.5% for the Current Quarter compared to the Adjusted Prior Quarter due to case volume and average net selling price declines partially offset by the reduced packaging costs. Gross margin (gross profit as a percentage of sales) improved slightly to 33.9% for the Current Quarter compared to 33.6% for the Adjusted Prior Quarter.

     Operating expenses declined $2.0 million or 14.7% for the Current
Quarter compared to the Prior Quarter due to overall decreases in expenses as a result of the decreased volume of case sales. Operating expenses increased $116,000 or 1.0% in the Current Quarter compared to the Adjusted Prior Quarter due to increased depreciation and insurance expense partially offset by decreased payroll expenses.

     Interest expense was $1.9 million for the Current Quarter compared to $2.0 million for the Prior Quarter and $1.8 million for the Adjusted Prior Quarter. Cash interest expense was $1.9 million for both the Current Quarter and the Prior Quarter compared to $1.8 million for the Adjusted Prior Quarter, an increase in the Current Quarter of $109,000 or 6.2% due to increased borrowings under the Senior Credit Facility to enable the Company to realize available trade discounts.

     Other income increased to $157,000 in the Current Quarter compared to $66,000 for the Prior Quarter, an increase of $91,000 or 138% and compared to $113,000 for the Adjusted Prior Quarter, an increase of $44,000 or 39% due to increased trade discounts and rental income.

     The lower net loss before income taxes and extraordinary item ("pretax net loss") for the Current Quarter of $95,000 compared to a pretax net loss for the Prior Quarter of $167,000 resulted from the sale of the Minnesota and Roanoke, Virginia territories described in Notes 4 and 5 of the interim financial statements. Reduced gross margins resulting from the volume reductions described above primarily account for the decrease in the Current Quarter compared to net income before income taxes and extraordinary item of $600,000 for the Adjusted Prior Quarter.

     The extraordinary gain on debt extinguishment for the Prior Quarter was due to the after-tax extraordinary gain realized on the repurchase of the Company's Senior Subordinated Notes in July, 1995 described in Note 6 to the interim financial statements.

     EBITDA was $3.0 million for the Current Quarter compared to $2.9 million for the Prior Quarter and $3.4 million for the Adjusted Prior Quarter. The decrease in EBITDA for the Current Quarter compared to the Adjusted Prior Quarter is also attributable to reduced gross margins resulting from the volume reductions described above.


NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales for the Current YTD were $110.0 million compared to $129.4 million for the Prior YTD, a $20.0 million or 15.2% decrease due to lower franchise case sales resulting primarily from the sale of the Minnesota, Pulaski, Tennessee and Roanoke, Virginia territories. Franchise case sales were 14.9 million cases for the Current YTD compared to 17.8 million cases for the Prior YTD, a decrease of 3.0 million or 16.6%. After the adjustment for sold operations, net sales decreased $8.1 million or 6.9% for the Current YTD compared to the Adjusted Prior YTD. Franchise case sales for the Current YTD decreased 1.2 million cases or 7.4% from the Adjusted Prior YTD. This decrease in franchise cases is attributable to volume losses in Wisconsin, Minnesota, Tennessee and West Virginia. In Wisconsin, franchise case sales for the Current YTD were 4.6 million cases compared to 5.0 million cases for the Prior YTD and compared to 4.7 million cases for the Adjusted Prior YTD, a decrease of 144,000 cases or 3.0%. This decrease is primarily related to declines in the sales of RC Cola products due to the territory sales in Madison, Wisconsin described in Note 4 of the interim financial statements.
In Minnesota, franchise case sales for the Current YTD were 350,000 cases compared to 562,000 cases for the Adjusted Prior YTD, a decrease of 212,000 cases or 37.8%. This volume decline is attributable to a limited distribution system in Minnesota in anticipation of the sale of this territory which was completed in March 1996. In Tennessee, franchise case sales for the Current YTD were 2.7 million cases compared to 3.2 million cases for the Prior YTD, a decrease of 481,000 cases or 14.9%. This decrease is primarily related to declines in can package case sales in response to price increases implemented in Tennessee. For the Prior YTD, heavy promotional activity in Tennessee resulted in volume increases at lower average net selling prices compared to the Current YTD. In West Virginia, franchise case sales for the Current YTD were 1.9 million cases compared to 2.0 million cases for the Adjusted Prior YTD, a decrease of 148,000 cases or 7.2%. This decrease is due to reduced volume and margin on RC brands in West Virginia. Overall, the average net selling price for franchise sales for the Company decreased to $6.65 for the Current YTD compared to $6.66 for the Prior YTD and $6.68 for the Adjusted Prior YTD.

     Contract case sales increased slightly to 2.3 million cases for the Current YTD from 2.2 million cases for the Prior YTD. The average net selling price for contract cases decreased to $4.74 for the Current YTD compared to $4.84 for the Prior YTD due to new production at the Louisville production facility pursuant to agreements entered into in connection with the sale of the Pulaski, Tennessee and Roanoke, Virginia operations.

     On a company-wide basis the average net selling price for all cases fell from $6.46 for the Prior YTD and the Adjusted Prior YTD to $6.39 for the Current YTD due to the reduced average net selling price for franchise cases and due to the higher percentage of sales resulting from contract cases which were at a lower net selling price compared to franchise case sales.

     Cost of goods sold decreased $13.0 million or 15.1% for the Current YTD compared to the Prior YTD. Cost of goods sold decreased $4.8 million or 6.2% for the Current YTD compared to the Adjusted Prior YTD primarily due to the volume decrease described above. Gross profit for the Current YTD was $37.0 million compared to $43.7 million for the Prior YTD, a decrease of $6.7 million or 15.3%. Gross profit decreased $3.3 million or 8.2% for the Current YTD compared to the Adjusted Prior YTD due to case volume declines and reduced average net selling price. Gross margin was 33.8% for the Current YTD compared to 33.8% for the Prior YTD and 34.2% for the Adjusted Prior YTD. The decline in the gross margin percentage is due to the decreased average net selling price.

     Operating expenses declined $5.8 million or 14.1% for the Current YTD compared to the Prior YTD and by $1.5 million or 4.2% compared to the Adjusted Prior YTD due to overall decreases in personnel expenses and utility costs as a result of the decreased volume of case sales.

     Interest expense was $5.7 million for the Current YTD compared to $6.3 million for the Prior YTD and $6.0 million for the Adjusted Prior YTD. Cash interest expense was $5.6 million for the Current YTD compared to $5.5 million for the Prior YTD and compared to $5.2 million for the Adjusted Prior YTD, an increase in the Current YTD of $342,000 or 6.5% over the Adjusted Prior Quarter due to higher levels of debt carrying cash interest. The higher levels of debt carrying cash interest resulted from the July 1995 sale of the Company's Senior Notes which were previously held by a subsidiary of the Company as described in Note 6 to the interim financial statements. Proceeds from the sale of the Company's Senior Notes were used to retire the Company's Senior Subordinated Notes which provided for noncash interest payments. As a result, noncash interest declined.

     Other income increased to $413,000 in the Current YTD compared to $295,000 for the Prior YTD, an increase of $118,000 or 40.0%. Compared to $480,000 for the Adjusted Prior YTD, other income in the Current YTD decreased $67,000 or 14.0% primarily due to a decline in trade discounts taken in the Current YTD.

     Pretax net loss for the Current YTD was $5.2 million compared to a pretax net loss for the Prior YTD of $3.1 million and compared to a pretax net loss of $1.8 million for the Adjusted Prior YTD. The increase in the Current YTD pretax net loss results from the volume and margin declines discussed above and from the loss of $1.8 million realized on the sale of the territories as described in Notes 4 and 5 to the interim financial statements.

     The extraordinary gain on debt extinguishment for the Prior YTD is due to the after-tax extraordinary gain realized on the repurchase of the Company's Senior Subordinated Notes in July, 1995 described in Note 6 to the interim financial statements.

     EBITDA was $6.0 million for the Current YTD compared to $7.0 million for the Prior YTD and compared to $7.6 million for the Adjusted Prior YTD. The decrease in EBITDA for the Current YTD compared to the Adjusted Prior YTD is attributable to reduced gross profit partially offset by reduced cash operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996 the Company had working capital (excluding cash overdraft and the current portion of long-term debt and other obligations) of $9.7 million compared to $6.0 million at December 31, 1995. The increase in working capital is due primarily to the decline in trade payables and accrued interest partially offset by a decline in accounts receivable. The Company's working capital needs have historically been funded from operations and, on a seasonal basis, from borrowings under its Senior Credit Facility.

     For the Current Quarter, the Company's operating activities used cash of $298,000 compared to cash provided of $386,000 for the Prior Quarter. The net cash used of $298,000 by operating activities in the Current Quarter resulted primarily from significant decreases in accrued interest and cash overdraft partially offset by decreases in accounts receivable and $951,000 cash provided from operations. The net cash provided of $386,000 in the Prior Quarter resulted primarily from cash provided from operations of $1.0 million and decreases in accounts receivable partially offset by increases in inventory and decreases in accrued interest.

     For the Current YTD, the Company's operating activities used cash of $6.1 million compared to cash used of $2.0 million for the Prior YTD. The net cash used of $6.1 million by operating activities in the Current YTD resulted primarily from a significant decrease in accounts payable, cash overdraft and accrued interest partially offset by decreases in accounts receivable and cash provided from operations of $356,000. The cash used of $2.0 million for the Prior YTD resulted primarily from decreases in accounts payable, cash overdraft and accrued interest partially offset by decreases in accounts receivable and by cash provided from operations of $862,000.

     During the Current Quarter investing activities provided cash of $498,000 compared to cash used of $945,000 in the Prior Quarter. The increase in cash provided in the Current Quarter over the Prior Quarter is due primarily to decreased capital expenditures and increased proceeds from sales of fixed assets in the Current Quarter compared to the Prior Quarter. For the Current Quarter the proceeds from sales resulted from the sale of real estate in Charleston, West Virginia. For the Prior Quarter the proceeds from sales resulted from the sale of a beer franchise in Oklahoma City.

     During the Current YTD investing activities provided cash of $5.7 million compared to cash provided during the Prior YTD of $1.8 million. The increase is due primarily to $5.4 million in cash received on the sale of Minnesota territories as well as the proceeds from sales of other locations described in Note 4 to the interim financial statements. For the Prior YTD the proceeds from sales resulted from sales of the Rockford, Illinois territory, real estate in Wisconsin and West Virginia, and small franchise territories in Ohio and Oklahoma City.

     Financing activities used cash of $200,000 in the Current Quarter primarily due to principal payments on debt of $1.8 million partially offset by increased borrowings over payments on the Senior Credit Facility of $1.6 million. Principal payments on debt of $1.8 million include approximately $500,000 for the repurchase of the Company's Senior Notes and $1.1 million paid on unsecured demand notes from Stephen B. Browne, the chief executive officer of the Company and BBC and BBC's principal stockholder, and entities affiliated with him. Mr. Browne and affiliated entities from time to time make unsecured loans to the Company at the same interest rates charged under the Company's Senior Credit Facility. At September 30, 1996 such debt had a remaining balance of $1.0 million. For the Current YTD, financing activities provided cash of $392,000 primarily due to increased borrowings over payments on the Senior Credit Facility and the issuance of unsecured demand notes to Mr. Browne and affiliated entities as described above, partially offset by $1.5 million used for the repurchase of Senior Notes. At September 30, 1996, the Company's borrowing base under the Senior Credit Facility was $17.2 million, and the Company had borrowings of $15.2 million and an additional $138,000 of letters of credit outstanding leaving $1.9 million of unused credit available.

     The Company's earnings before income taxes and fixed charges were insufficient to cover its fixed charges by $95,000 for the Current Quarter and by $5.1 million for the Current YTD. EBITDA (as defined) and cash interest expense for the Current Quarter were $3.0 million and $1.9 million, respectively. For the Current YTD, EBITDA (as defined) and cash interest expense were $6.0 million and $5.6 million, respectively. EBITDA is presented not as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of its liquidity, but rather to provide additional information related to the debt service ability of the Company. If the Company were to experience a deterioration in operating results, the Company's ability to generate sufficient cash to cover its interest expense would be reduced, and the Company would become unable to meet its interest obligations.

     The Company's long-term debt (including current maturities thereof and amounts payable under non-compete and deferred compensation agreements) was approximately $61.1 million as of September 30, 1996, and scheduled principal payments are estimated to be approximately $1.7 million for the twelve months ending September 30, 1997. Of this $1.7 million approximately $1.0 million represents unsecured demand notes from Mr. Browne and affiliated entities as described above and approximately $414,000 represents financing of 18 months
or less from trade suppliers to finance 1995 capital expenditures.   The
Company must make certain capital expenditures on an annual basis in order to maintain its business and assets and compete effectively. The Company expects to spend approximately $800,000 on capital expenditures during the three months ending December 31, 1996. To the extent that requirements for debt service and capital expenditures are in excess of cash flow from operations, the Company will need to finance such requirements with additional indebtedness or defer capital expenditures.



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

          None.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K
          (a) The following exhibit is filed with this Form 10-Q and is identified by the number indicated:

               27   Financial Data Schedule

          (b)  Reports on 8-K filed during the Current Quarter:

               Form 8-K dated July 03, 1996

               Form 8-K/A dated July 16, 1996

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ALL-AMERICAN BOTTLING CORPORATION

Date: November 12, 1996            By:     STEPHEN B. BROWNE
                                   ------------------------
                                      Stephen B. Browne
                                   President, Chief Executive
                                     Officer and Chairman
                                        of the Board


Date: November 12, 1996            By:   STEPHEN R. KERR
                                   -------------------------
                                     Stephen R. Kerr
                                   Vice President and Chief
                                     Financial Officer


                                   BROWNE BOTTLING COMPANY


Date: November 12, 1996            By:    STEPHEN B. BROWNE
                                   ------------------------
                                      Stephen B. Browne
                                   President, Chief Executive
                                     Officer and Chairman
                                        of the Board


Date: November 12, 1996            By:   STEPHEN R. KERR
                                   -------------------------
                                     Stephen R. Kerr
                                   Vice President and Chief
                                     Financial Officer

                          INDEX TO EXHIBITS

Exhibit No.   Description                    Method of Filing
-----------   -----------                    ----------------
27            Financial Data Schedule        Filed herewith electronically
