Form 10-K
period 1996-12-31
ALL AMERICAN BOTTLING CORP
filed 1997-04-01
CIK 825811

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                            FORM 12b-25

                    NOTIFICATION OF LATE FILING

                     SEC File Number 33-69832


(Check one): [X] Form 10-K and Form 10-KSB
             [ ] Form 20-F
             [ ] Form 11-K
             [ ] Form 10-Q and Form 10 QSB
             [ ] Form N-SAR

For Period Ended:  December 31, 1996

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:   N/A

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
N/A

PART I - REGISTRANT INFORMATION

                 All-American Bottling Corporation
                     Browne Bottling Company
      (Exact name of registrant as specified in its charter)


            Colcord Building, 15 N. Robinson, Suite 1201
    (Address of Principal Executive Office (Street and Number)

                  Oklahoma City, Oklahoma   73102
                    (City, State and Zip Code)

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[x] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense.

[x] (b) The subject annual report on Form 10-K will be filed on or before the fifteenth calendar day following the prescribed due date; and

[x] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K could not be filed within the prescribed time period.

     The Company's independent accountants have been unable to complete the audit and issue their report on the Company's financial statements which is expected to be completed on or before April 15, 1997. Attached is a statement from Coopers & Lybrand L.L.P. stating the required report of independent accountants cannot be completed timely.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Stephen R. Kerr
Vice President and Chief Financial Officer       405           232-1158
(Name)                                        (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been
filed?  If answer is no, identify report(s).           [X] Yes  [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion
thereof?                                               [ ] Yes  [X] No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                 All-American Bottling Corporation
                      Browne Bottling Company
           (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 1, 1997         STEPHEN R. KERR
                         By: Steven R. Kerr
                             Vice President and Chief Financial
                               Officer

                             ATTENTION

     Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).

COOPERS & LYBRAND L.L.P.
Colcord Building
15 North Robinson
Oklahoma City, Oklahoma  73102
Telephone:  405/272-9251

April 1, 1997





Mr. Steve Kerr
Browne Bottling Company
15 North Robinson, Suite 100
Oklahoma City, Oklahoma  73102

Dear Mr. Kerr:

     You have furnished us with a copy of your "Notification of Late Filing" on Form 12b-25 dated April 1, 1997.

     We are in agreement with the comments under Part III of the Form with respect to the reasons why we are unable to furnish our report on the financial statements of Browne Bottling Company on or before the date of the Form 10-K of Browne Bottling Company for the year ended December 31, 1996 is required to be filed.

Your very truly,

COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.