Form 10-K
period 1996-12-31
ALL AMERICAN BOTTLING CORP; BROWNE BOTTLING CO
filed 1997-04-15
CIK 825811, 825813

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

              [x] Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)

                  For the Fiscal Year Ended December 31, 1996

            [ ] Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 (No Fee Required)
                 For the transition period from _____ to _____

                        Commission File Number 33-69832

                       ALL-AMERICAN BOTTLING CORPORATION
                            BROWNE BOTTLING COMPANY
            (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                      73-1317652
   (State or Other Jurisdiction of                    73-1311569
    Incorporation or Organization)        (I.R.S. Employer Identification No.)

                               Colcord Building
                         15 North Robinson, Suite 1201
                        Oklahoma City, Oklahoma  73102
                   (Address of Principal Executive Offices)

                                (405) 232-1158
             (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No _____

   Item 405 of Regulation S-K is inapplicable to the registrant because it has no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

   As of April 10, 1997, Browne Bottling Company had 192,244 shares of common stock outstanding for which there is no public market; and All-American Bottling Corporation had 100,000 shares of common stock outstanding, all of which are held by Browne Bottling Company.

                       ALL-AMERICAN BOTTLING CORPORATION
                            BROWNE BOTTLING COMPANY

                               TABLE OF CONTENTS
Part I

Item 1.      Business
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security-Holders

Part II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters
Item 6.      Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.      Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 10.     Directors and Executive Officers of the Registrant
Item 11.     Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.     Certain Relationships and Related Transactions

Part IV

Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K

Signatures

PART I

ITEM 1.     BUSINESS

General

      All-American Bottling Corporation (the "Company"), which was incorporated under the laws of Delaware in 1987, is among the largest independent (not a franchisee of Coca-Cola or Pepsi-Cola products) bottlers and distributors of soft drinks and other beverage products in the United States, with sales in 1996 of $140 million. The Company has franchise agreements covering various territories for such well-known national brands as RC Cola, Diet Rite Cola, Seven-Up, Dr Pepper, Sunkist, Canada Dry, Dad's Root Beer, Crush and A&W Root Beer, as well as regional brands such as Big Red and Sundrop. In 1996, the Company sold over 1.0 billion eight-ounce servings. At December 31, 1996, the Company sold to approximately 20,000 retail accounts in market territories in 7 states with a combined population of over approximately 9.1 million people.
The Company's largest markets measured by franchise case sales volume are the metropolitan areas of Louisville, Nashville, Milwaukee, and Oklahoma City.
With respect to soft drinks, each of the Company's franchise agreements generally gives the Company the exclusive right, within the territory covered by the agreement, to manufacture and distribute specified beverage products. The Company also distributes products in several other bottling categories, including brewed teas, natural sodas, sparkling juices, and flavored waters ("alternative beverages"). Leading alternative beverages distributed by the Company under exclusive distribution agreements include Snapple, Mistic and Crystal Light. Leading juice and water drinks distributed by the Company under exclusive distribution agreements include Hershey's Chocolate, Yoo-Hoo, Evian and Blue Falls. The Company also manufactures and distributes its own alternative beverage brands under the name of Gold Medal and Aqua Splash.

      Management believes that the Company is the largest independent bottler and distributor, with the most extensive brand line-up, in each of its franchise territories. The Company's strong regional market positions reflect
(i) its portfolio of highly recognizable non-cola franchised brands, primarily brands franchised by Cadbury Schweppes, which management believes, in the Company's territories, generally rank first or second in their respective beverage flavor categories, (ii) the regional strength of the RC Cola, Diet Rite Cola and Big Red brands which, management believes, generally have local market shares within the Company's largest markets that are higher than their respective national market shares and (iii) a comprehensive alternative beverage line-up. Management believes that the Company's ability to compete effectively for retail shelf space is due principally to the combined market share of its broad portfolio of franchised brands. Further, management believes that the broad geographic diversification of the Company's territories moderates the impact of regional economic, competitive and weather conditions on the Company as a whole.

      The Company is a wholly-owned subsidiary of Browne Bottling Company ("BBC"), a Delaware corporation. BBC has no independent operations, and BBC's only asset is its investment in the Company.

      In August, 1993, as part of a recapitalization plan (the "Recapitalization Plan") the Company issued $45.0 million principal amount of 13% Senior Secured Notes due 2001 (the "Senior Notes"), guaranteed by BBC, and entered into a new three-year senior secured credit facility (the "Senior Credit Facility"). For additional information concerning the Recapitalization Plan, see Note 2 to the Company's consolidated financial statements included herein under Item 8 "Financial Statements and Supplementary Data."


Beverage Industry

      Soft drinks represent the most widely consumed beverage in the United States. The soft drink bottling industry is characterized by the relative absence of technological risk, lack of foreign competition and significant barriers to entry primarily due to geographic exclusivity agreements with franchisors. In addition, there are generally two or three established national brands which dominate each flavor category. Accordingly, competition among established brands tends to be price-based to maintain or increase market share in the soft drink market. The industry's competitive climate requires bottlers and franchisors to adapt quickly to market challenges, including changes in consumer tastes and package preferences and continuing developments in manufacturing and distribution methods.

      Soft drinks compete directly with other beverages, including coffee, beer, milk, tea, juices, bottled water, tap water, wines and distilled spirits. The following table illustrates the changing tastes in liquid consumption of Americans from 1983 to 1995 in gallons consumed annually per capita.

                                           1983          1994        1995
                                           ----          ----        ----
Soft Drinks                                37.0          49.6        51.2
Coffee                                     26.1          29.5        29.9
Beer                                       24.3          22.7        22.4
Milk                                       19.7          25.0        24.8
Tea                                         7.2           6.9         6.6
Bottled Water                               3.4          10.3        11.0
Juices and Powdered Drinks                 14.7          11.7        11.6
Wine and Distilled Spirits                  4.1           3.1         3.0
Imputed Water Consumption                  46.0          23.7        22.0
     Total Gallons Consumed               182.5         182.5       182.5
-----------------

Source:  Beverage Industry, Annual 1994/1995 and March 1997.

      The Company believes that societal concerns about health, including the quality of tap water and the level of alcohol consumption, have contributed to the shift in beverage consumption preferences. The growth of cold, sweet beverages, the largest component of which is soft drinks, appears to have been at the expense of tap water. The acceptance and success of the bottled water category also appear to have been at the expense of tap water. Per capita consumption of certain "traditional" beverages and alcoholic beverages such as beer, wine and distilled spirits, has declined since 1983.

      Management expects that while consumers will maintain their preference for caffeinated, naturally sweetened soft drinks, future market growth is likely to be influenced by increased health consciousness. Products such as bottled waters and juice-added, sodium-free and nutrient-added beverages have taken advantage of this trend and continue to experience sales growth.


Operating Divisions

      Consumption patterns, brand market share, levels of competition and other conditions in the soft drink bottling industry vary substantially from market to market. To better respond to these local market conditions, the Company is organized on a geographic basis into five operating divisions, as shown in the table below, each of which has day-to-day responsibility for product pricing, marketing, distribution and production relating to its local market. The management of the Company's operating divisions is overseen and coordinated by two group executives located in Oshkosh, Wisconsin and Louisville, Kentucky who report to the Company's corporate headquarters located in Oklahoma City, Oklahoma. The Company's manufacturing facilities supply products to the Company's distribution centers for ultimate sale to customers. Although the Company purchases some products manufactured by others in certain areas where it is inefficient for the Company to manufacture, in 1996 more than 87% of the Company's products sold were manufactured by the Company. The Oshkosh manufacturing facility supplies products to the Oshkosh division, and the Louisville manufacturing facility supplies products to the Louisville, Tennessee and West Virginia distribution facilities. Oklahoma City purchases finished product from other independent bottlers. The Company has consolidated divisional accounting functions in Oshkosh and Louisville. All divisions utilize these centers for daily sales reporting and financial statement preparation.

                                       Percent of        1996<F1>      1996
Division/Franchise Brand<F2>         Case Sales<F3>      Sales       Case Sales
                                                    (In millions)  (In millions)
Oshkosh, WI                                            $ 38.7             6.0
    Seven-Up                              27%
    Diet Rite                             13%
    Dr Pepper                             13%
    A&W                                    8%
    Squirt                                 6%
Louisville, KY                                           36.7             5.5
    Big Red                               34%
    RC Cola                               19%
    Diet Rite                             12%
    Canada Dry                             8%
    A&W                                    7%
Nashville, TN                                            23.5             3.5
    RC Cola                               31%
    Diet Rite                             13%
    A&W                                   11%
    Canada Dry                             9%
    Sunkist                                6%
Charleston, WV                                           14.3             2.3
    RC Cola                               34%
    Dr Pepper                             19%
    Diet Rite                             13%
    Seven-Up                               9%
    A&W                                    6%
Oklahoma City, OK                                        10.3             1.4
    Seven-Up                              42%
    A&W                                   16%
    RC Cola                               14%
    Crush                                 10%
    Snapple                                4%
Contract and Other Sales<F4>                             16.5             3.4

    Total Company                                     $ 140.0            22.1

<F1>
Column may not total due to rounding.
<F2>
Includes the top five franchise brands in each division.
<F3>
Represents percentage of the Company's total franchise case sales in the division.
<F4>
Other sales include sales of the St. Paul, Minnesota operations sold in March, 1996. Net sales for St. Paul were approximately $1.9 million and case sales were approximately 350,000 cases.

Products

      The Company has franchise relationships with over 40 franchisors, companies that grant exclusive rights for the sale and distribution of trademarked products ("Franchisors"). The Company's portfolio of non-cola franchised brands consists of highly recognizable trademarks, primarily Cadbury Schweppes brands, which management believes, in the Company's markets, generally rank first or second in their respective beverage flavor categories. In the cola and diet cola segments, the Company produces RC Cola and Diet Rite Cola and sells these products in substantially all of its franchise territories.

      In addition to well-known national brands, the Company also produces and distributes strong regional brands, the most significant of which is Big Red, a unique bubble-gum flavored soft drink. Management estimates that Big Red products have approximately a 5.0% market share in the Company's Louisville market. Sales of Big Red products accounted for approximately 10.5% of the Company's franchise case sales during 1996.

      The Company's portfolio of franchised brands has a significant combined market share of the non-Coke and non-Pepsi beverages sold in its territories. Management believes that this significant market share, together with the Company's broad portfolio of franchised brands, enables the Company to compete effectively for retail shelf space in its territories. In addition, the Company's market share and its participation in a national cooperative of the major independent bottlers also enable it to realize purchasing, manufacturing, marketing and delivery efficiencies which contribute to its ability to competitively price its products. See "Materials Management".

      Management believes the Company is generally one of the largest bottlers for each of its major Franchisors' products. The following table sets forth the approximate percentage of the Company's total franchise case sales in 1996 for the brands distributed by the Company in its territories:

             Brand                                                         %
        Cadbury Schweppes<F1>                                            41.7
        Royal Crown<F2>                                                  38.9
        Big Red                                                          10.5
        Alternative Beverages<F3>                                         4.7
        Still/Juice/Water<F4>                                             1.6
        Company Brands<F5>                                                1.1
        Other                                                             1.5

                                                                        100.0

<F1>
Includes Seven-Up (12.7%), A&W (8.4%), Dr. Pepper (6.5%), Canada Dry (5.0%), Sunkist (3.9%), Crush (2.2%) and Squirt (2.2%).
<F2>
Includes RC Cola (18.2%), Diet Rite Cola (11.6%), Diet Rite Flavors (4.5%), Kick (2.5%) and Nehi (.9%).
<F3>
Includes Snapple (1.7%), Mistic (1.1%), Crystal Light (.9%) and others.
<F4>
Includes Yoo-Hoo, Evian, Blue Falls and others.
<F5>
Includes Aqua Splash, Gold Medal and Guts.

      The Company seeks to increase utilization of its existing distribution system for franchised soft drink products and has actively sought franchise or distribution rights for nationally branded soft drinks and alternative beverages in its existing territories. During 1996, the Company received franchise rights to A&W Root Beer in substantially all of its markets.


Bottling Rights

      The Company has agreements with Franchisors pursuant to which the Company generally has the exclusive right to manufacture and/or distribute certain beverage products in specified territories. The Company also generally has rights in various of its territories to produce, distribute and market certain soft drink syrups in premix and postmix form for fountain sales.

      Concentrates are the primary ingredient of beverage products. Formulas and production rights for concentrates are highly proprietary and are owned solely by the respective Franchisors. The Franchisors manufacture and sell their concentrates to the Company, from which the Company produces its beverage products. The Franchisors are entitled to set the price for their concentrates unilaterally. Under the franchise agreements, in connection with the marketing and distribution of the beverage products, the Company has the right to use the trade names and trademarks of each Franchisor and associated patents, copyrights, designs and labels, all of which are owned by the respective Franchisors.

      The Company's franchise agreements generally contain certain affirmative obligations of the Company that include, but are not limited to, maintenance of sufficient production and distribution facilities to satisfy fully the demand for the various beverage products in its territories, maintenance of quality control standards as prescribed by the Franchisor, maintenance of sound financial condition, use of best efforts to promote sales, submission of annual marketing, management, and advertising plans for approval and the provision of reports as to the implementation of these plans. The agreements generally prohibit the Company from engaging in specific activities, including, but not limited to, distributing or selling the beverage products outside the specified territories, producing or handling competing products or other products or packages that would imitate, infringe upon or cause confusion with the beverage products, trade dress, containers or trademarks of the Franchisor and assigning, transferring or pledging an agreement, or any interest therein, whether voluntarily, involuntarily, by operation of law or through a change in control or ownership of the Company or BBC (as set forth in the various franchise agreements), without prior consent. No Franchisor has ever terminated any franchise agreement which is material to the Company, and the Company considers its relationship with each of the Franchisors to be satisfactory.

      Most of the Company's significant franchise agreements are either perpetual or long-term with renewal options.

      A Franchisor generally may terminate the Company's rights to produce, market and distribute products upon an event of default by the Company and in certain other circumstances, including a change in control or ownership as set forth in the various agreements. Events of default by the Company include, but are not limited to, failure to fulfill its affirmative obligations, including failure to continue producing or selling the Franchisor's brands, certain changes in control or ownership, without the Franchisor's consent, bankruptcy or violations of the prohibited activities. The Company generally may terminate an agreement at any time without cause by giving proper notice to the Franchisor.

Recent Acquisitions and Dispositions

      In January 1996, Select Beverages, Chicago, Illinois acquired the Company's franchise territory in Madison, Wisconsin along with certain vending and visicooler equipment for approximately $1 million cash paid at closing resulting in a book gain of approximately $489,000. The franchises sold consisted primarily of Royal Crown and Dad's Root Beer products. Case sales in 1995 for the franchises sold were approximately 296,000 cases.

      In January 1996, the Company completed the acquisition of the assets of Seven-Up Bottling Company of LaCrosse, Inc. (LaCrosse, Wisconsin), a distributor for the Company, for approximately $1 million. The assets purchased included accounts receivable, inventory, warehouse and fleet vehicles, vending and visicooler equipment and franchises for Seven-Up, RC Cola, Dad's Root Beer, Sundrop, Snapple, Crystal Light and various other brands. Total case sales in 1995 for the purchased brands were approximately 305,000 cases. This acquisition was financed with borrowings under the Senior Credit Facility.

      In February 1996, the Company sold the franchise rights for certain products and vendor and visicooler equipment in 9 rural counties of Tennessee to Sun-Drop Beverage Corporation, Pulaski, Tennessee, a local competitor. During 1995, these routes generated sales of approximately 100,000 cases. The sales price was $271,500 paid in cash at closing combined with an agreement to purchase a minimum number of cases from the Company through year-end 1996. The resulting book gain was approximately $66,000.

      In March 1996, the Company sold its St. Paul division and Duluth, Minnesota operation to Mid-Continent Bottlers, Inc., Des Moines, Iowa for approximately $5.6 million resulting in a book loss of approximately $2.9 million. The assets included in the sale were warehouse inventory in St. Paul, selected warehouse equipment, vendors and visicoolers, franchises and distributor agreements covering North and South Dakota and Minnesota (including the Duluth territory). These operations had combined case sales of approximately 2.9 million cases in 1995.

      In March 1996, the Company sold its Roanoke, Virginia operation to a local competitor, Blue Ridge Beverage Corporation, for approximately $1.1 million resulting in a book gain of approximately $551,000. The assets sold included franchises, vendors and visicooler equipment, warehouse inventory at cost and miscellaneous equipment. The purchase price consisted of approximately $500,000 in cash paid at closing and the remainder with a note of approximately $608,000 due over 60 months. This operation had case sales of approximately 293,000 cases in 1995.

      In September 1996, the Company sold real estate in Charleston, West Virginia for cash proceeds of $1.0 million resulting in a book gain of approximately $65,000.

      In November 1996, the Company sold its Parkersburg, West Virginia operation to Brooks Beverage Management, Inc., a neighboring bottler, for approximately $5.4 million resulting in a book gain of $3.1 million. The assets sold included franchises, vendors and visicoolers, warehouse inventory at cost and miscellaneous equipment. The purchase price included $5.2 million in cash and a receivable due the Company of $200,000. This operation had case sales of approximately 1.5 million cases in 1995.

      Proceeds for all the above sales were used to reduce the Senior Credit Facility or purchase Senior Secured Notes.

      Acquisitions and dispositions occuring in 1997 are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Events."


Manufacturing

      The Company produced 19.3 million cases or 87% of total cases sold in 1996 at its manufacturing facilities located in Louisville, Kentucky and Oshkosh, Wisconsin. These plants are equipped with high-speed bottle and can lines with combined annual capacity, assuming two ten-hour shifts per day and maintenance of the current brand and packaging mix, of approximately 50 million cases. The Company purchases products manufactured by others in Oklahoma City where it is inefficient for the Company to ship product from its manufacturing facilities.

      The Louisville manufacturing plant is a combination manufacturing and distribution facility built in 1974. The Louisville plant operates two bottle lines and one high-speed can line with a total annual production capacity of approximately 23 million cases. The Company's Oshkosh plant is a combination manufacturing and distribution facility which operates two can lines and one bottle line with annual production capacity of approximately 28 million cases. Management believes the Company has adequate manufacturing capacity in its two manufacturing facilities to meet its existing and anticipated future requirements.

      The Company maintains a quality control program. Periodic quality testing is performed on all of the Company's products prior to bottling. Additionally, all Franchisors conduct quality control inspections and tests on a random basis. Skilled technicians are kept on staff to further test product during packaging and filling.


Materials Management

      The Company purchases concentrate for its franchised brands directly from Franchisors in accordance with franchise agreements. Price increases for concentrate, which are not limited by such agreements, may be imposed unilaterally by Franchisors and have historically been 0% to 5.0% annually.
The majority of the Company's other raw materials are purchased through Beverage Associates Cooperative, Inc., a national cooperative of independent bottlers of which the Company was a founding member. See Item 13 "Certain Relationships and Related Transactions -- Stephen B. Browne." The cooperative leverages the combined purchasing volume of its members in the negotiation of raw material costs. Most raw material contracts are for a period of one year or less. As a member of the cooperative, the Company believes that its costs for raw materials are comparable to those of its competitors. Key raw materials and their approximate percentage of materials costs for 1996 include: concentrate (39%); liquid corn sugar (9%); other ingredients (1%); aluminum cans (31%); plastic bottles (7%); glass bottles (6%); and other packaging materials (7%). The Company believes that adequate alternative sources exist for all of its raw materials other than concentrate.

      Each of the Company's operating divisions is responsible for purchasing and inventory management. Materials are requisitioned at the division level based on purchase agreements negotiated by corporate headquarters through the cooperative. It is the responsibility of each division to manage its necessary inventory levels of raw materials and finished goods, with periodic reporting to the corporate office.


Sales and Distribution

      The Company's sales methods vary according to its geographic markets and specific customer segments. In the larger markets, sales are oriented towards high-volume customers such as large retail chains, which result in economies of scale in selling and distribution expenses. In all divisions, products are generally sold in advance by a salesperson. Orders are then delivered and merchandised within 24 hours by other Company employees.

      The Company utilizes its distribution channels to maximize market penetration. The Company's principal method of distribution is Direct Store Door ("DSD") delivery. In 1996 DSD delivery represented approximately 92% of the Company's franchise case sales. It is also the Company's preferred method of distribution because the Company has greater control over the sales, marketing and merchandising of products. Deliveries are made from distribution facilities by the Company's fleet of trucks. In certain rural territories or small volume areas where DSD delivery is not cost efficient, an independent distributor is engaged by the Company to sell its franchise products. In most situations, the distributor is required to purchase finished product from the Company.

      The Company also manufactures products for other independent bottlers or private label owners that lack sufficient volume to justify the capital investment of a manufacturing plant. These contract bottling operations generate profit margins which are typically less than those generated by DSD delivery operations, but they allow the Company to utilize its excess manufacturing capacity at small incremental expense.

      The Company makes cold drinks available to consumers through vending machines, fountain equipment and visicoolers (brand identified refrigerated cabinets). Vending machines are typically Company-owned and leased to retail outlets or distributors, although the Company also engages in "full service" vending arrangements whereby the Company owns and maintains the vending equipment, is responsible for product restocking and pays a commission based upon sales for the placement of the machine. Full service vending arrangements generally yield higher margins per case than leased vending arrangements. A portion of the costs associated with the purchase of vending equipment is customarily paid for by Franchisors in connection with the identification of their products on the outside of the machine. The Company is responsible for vending machine maintenance and product re-stocking. Visicoolers are generally loaned or rented to large retail outlets and convenience stores. Fountain equipment dispenses products in restaurants, bars, amusement parks, theaters and other similar locations. The Company sells either premix, a ready-to-use product, or postmix, a concentrated product, to retailers in stainless steel or disposable containers for use in fountain equipment, which is generally owned by the Company. The Company's fountain market share is not significant.

      During 1996, the Company added approximately 500 vending machines and visicoolers in its existing franchise territories. The Company is increasing its placement of visicoolers identified with the Company's soft drink or alternative beverage brands. These visicooler placements are intended to increase availability of soft drinks at higher margins and alternative beverage products.

      While high volume vending outlets are actively sought by a number of competitors, management believes that, given the broad geographic diversity of the Company's franchise territories, the presence of a cola product in its brand line-up in all of its markets (together with leading non-cola brands), and the Company's low historic penetration of the vending marketplace, it will be able to find a sufficient number of attractive locations for new vending machines. The Company believes that expanded vending operations can result in increased market share by increasing its soft drink products' visibility and brand recognition and by providing a complement to its soft drink products' home markets. In addition, vending machine case sales through a full service arrangement are typically sold at full retail prices and are not subject to the same level of discounting and allowances as are DSD delivery sales and leased vending arrangements.


Marketing

      The marketing of beverage products is the primary basis of competition among soft drink bottlers. Successful bottlers must competitively price products, advertise in their territories and effectively execute promotional programs. The Company's marketing efforts are directed towards brand management, customer service, promotional activities and merchandising. The Company believes that its marketing program allows it to compete effectively in its markets.

      The Company's marketing programs vary according to location in order to be responsive to local conditions and the competitive environment. Certain characteristics of the Company's marketing efforts are consistent across all divisions. Substantially all of the Company's franchise case sales volume is on a "pre-sell" basis, whereby sales are made by a salesman in advance of a delivery the following day. Some markets, however, are still best served by traditional route sales. This technique requires that the drivers of the route trucks perform both a sales and delivery function. Account volume is often the determining factor in establishing a sales method.

      Marketing programs for each of the Company's franchised brands are coordinated with the Franchisor. National advertising campaigns are developed by the Franchisors. At the division level, managers develop local advertising campaigns in their respective market areas in conjunction with their local Franchisor representatives. Company headquarters personnel develop marketing support programs jointly with the Franchisors.

      A significant portion of the Company's promotional efforts focuses on price discounting and allowances, newspaper advertising, in-store displays and coupons. The goal of these activities is to position the Company's brands competitively in the marketplace and obtain "feature" retail advertisements and end-aisle displays in high volume retail outlets. End-aisle and secondary displays are important marketing tools because they are tied to special promotions and feature advertisements that stimulate sales and encourage impulse purchases. Company-employed merchandisers are responsible for building displays in conjunction with promotional programs and re-stocking products on the beverage aisles of grocery stores.

      Marketing expenditures are incurred by the Company, by the Franchisors and by cooperative arrangements between the two. The Company pays retail stores under calendar marketing agreements for the right to be included in the retailer's advertising programs. Retail promotional programs are the Company's most significant marketing expenditures and are supported through cooperative arrangements with the Franchisors. National media advertising is funded by the Franchisors, while local media advertising is funded by the Company or through cooperative arrangements.


Customers

      The Company sells its soft drink and alternative beverage products to approximately 20,000 retail customers, including chain and independent grocery stores, convenience stores and mass merchandisers. In addition, the Company sells its products directly to consumers through vending machines and/or visicoolers. During 1996, no single customer accounted for 5% or more of the Company's sales, and the Company is not dependent on any single customer. A significant portion of the Company's sales is made to large retail chains. Because these chains seek to stock the Company's products in response to consumer demand, and because the Company is the only distributor of its products within its territories, the Company does not anticipate the loss of these customers.


Competition

      The Company's soft drink products compete with other traditional beverages such as coffee, tea, milk, beer, citrus and non-citrus fruit drinks and non-carbonated soft drinks. Competitors in the soft drink industry include other bottlers and distributors of nationally and regionally advertised and marketed products, as well as chain store brands and other private label soft drinks and beverages.

      The soft drink and alternative beverage markets are highly competitive in each of the Company's franchise territories. Historically, soft drink bottlers were independently-owned entities that purchased concentrates from franchisors and competed against other bottlers in their territory for market share. Over the past decade, the bottling industry has witnessed significant horizontal and vertical consolidation. Continued consolidation is likely because consolidation typically increases cost efficiencies in purchasing, manufacturing and distribution.

      The principal methods of competition among soft drink bottlers and distributors are brand recognition, price promotion, retail space management, service to the trade, new product introductions, packaging changes, availability and advertising. Competition among bottlers is also affected by promotional incentives and franchisor subsidies. During the past several years, net retail prices of soft drinks have, in general, marginally decreased due to increased price promotional allowances and competitive factors in the industry.

      The Company's principal competitors are Coca-Cola Enterprises, Inc. ("CCE") and the company-owned bottling operations of the Pepsi-Cola Company ("COBO"), both of which are affiliated with their respective syrup franchisors. Management believes that Coca-Cola and Pepsi-Cola products together account for over 60% of the soft drinks sold in the Company's territories. Price competition between CCE and COBO has resulted in a market-wide erosion of per case margins in the soft drink industry. Both CCE and COBO have significantly greater financial resources than the Company and may be influenced by their respective syrup franchisors to reduce prices in order to increase the volume of syrup sales. In addition, both The Coca-Cola Company and PepsiCo, Inc. have introduced alternative beverage products which compete with certain of the brands distributed by the Company. The success of such competing brands could significantly reduce the Company's market share and/or margins associated with its alternative beverage brands.

      The Company believes that long-term profitability is closely tied to its market share and, therefore, the Company seeks to maintain a constant competitive pricing posture in the market. This requires efficient execution of marketing programs and continued investment in production and distribution facilities to assure a low overhead cost structure. The Company's relationships with its Franchisors have also been critical in negotiating additional marketing support during periods of aggressive competitive pricing so as to reduce the decline in margins necessary to maintain and increase market share.


Employees

      As of December 31, 1996, the Company had approximately 725 full-time and 49 part-time employees. Of these employees, approximately 44% are affiliated with the International Brotherhood of Teamsters, AFL-CIO, and are covered by collective bargaining agreements with the Company.

      The Company's collective bargaining agreements for Charleston, West Virginia, Louisville, Kentucky and Seymour, Indiana were successfully negotiated for three-year terms expiring in March and June 1999. The remainder of the Company's collective bargaining agreements expire on various dates from 1997 to 1999. The contract covering the Milwaukee, Wisconsin location was subject to a re-opener for economic issues on September 2, 1996, and negotiations are continuing. The Company expects to negotiate the re-opener without significant work stoppages or strikes although there can be no assurance in this regard.


Government Regulation

      The production, distribution and sale of many of the Company's products are subject to the federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, various federal environmental statutes and various other federal, state and local statutes regulating the production, sale, safety, advertising, labeling and franchising of beverages.

      A federal labeling law requires mandatory disclosure of specified nutritional elements. This law encompasses all brands distributed by the Company and equally affects all other distributors of carbonated soft drinks and alternative beverages.

      Substantially all of the Company's facilities are subject to federal, state and local laws regulating the environment. Compliance with these laws has not had any material effect upon the capital expenditures, net income or competitive position of the Company. Costs of compliance with existing and future environmental laws cannot be predicted with any degree of certainty and may significantly affect the Company's operations.

      The Company's business could be significantly affected if legislation requiring mandatory container deposits in the Company's franchise areas were to be adopted. The Company is not aware of any state legislative proposals which would require such deposits in any of its other franchise areas.


ITEM 2.     PROPERTIES

      The Company's headquarters are located in Oklahoma City, Oklahoma. The Company leases a combination production and distribution facility in Louisville, Kentucky, pursuant to a lease having 11 years remaining in its
term.  The Company owns a production facility in Oshkosh, Wisconsin.   At
December 31, 1996, the Company owned four distribution facilities (located in Nashville, Tennessee, Tomah, Wisconsin, Lexington, Kentucky, and Seymour, Indiana) and leased an additional 13 distribution or double bottom facilities (located in Milwaukee, Marshfield, Menomonie, Onalaska and Oshkosh, Wisconsin, Oklahoma City, Oklahoma, Knoxville, Johnson City and Shelbyville, Tennessee, Somerset, Corbin and Jackson, Kentucky, and Charleston, West Virginia) at which no production occurs. The leased distribution facilities are subject to customary commercial leases with terms expiring between April, 1997 and April, 2007. Several of the leases are subject to renewal or extension at the Company's option, and management believes that such leases will be renewed or extended or adequate replacement leases will be negotiated at that time. Certain of the properties are leased from entities affiliated with Stephen B. Browne. See Item 13 "Certain Relationships and Related Transactions -- Stephen
B. Browne." The Company's total production floor space is approximately 250,000 square feet, and its total distribution and double bottom floor space is approximately 360,000 square feet.

      In September 1996, the Company sold its Charleston, West Virginia distribution facility for cash proceeds of $1,000,000, resulting in a book gain of $65,000. The Company entered into a lease for a smaller facility.

      The Company believes its production and distribution facilities are all in good condition and are adequate for its operations as presently conducted. The Company believes that the facilities will provide sufficient capacity for increased sales within the foreseeable future. By operating multiple shifts and without significant changes in package mix, the Company believes its current production configuration could produce almost three times its current volume. The Company believes that an increase in sales, whether through internal growth or the acquisition of additional franchise brands or territories, could enable the Company to realize significant economies of scale.

      The Company owns or leases loading equipment, route trucks, tractors, trailers and general pick-up trucks. Maintenance on this fleet, which numbered approximately 400 vehicles at December 31, 1996, generally occurs at garages located at the Company's production and primary distribution centers. The Company also owns or leases approximately 9,500 vending machines and visicoolers. See Item 1 "Business -- Sales and Distribution."


ITEM 3.     LEGAL PROCEEDINGS

      The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims are generally covered by insurance. The Company believes that any liability resulting from existing litigation would not have a material adverse effect on the Company's business or financial position.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted to a vote of security-holders during the fourth quarter of 1996.


PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company is a wholly-owned subsidiary of BBC, a privately-held corporation. There is no active market for common stock of BBC.


ITEM 6.     SELECTED FINANCIAL DATA

      All financial information of the Company included or referred to in this Annual Report on Form 10-K is the consolidated financial information of BBC and its subsidiary unless the context otherwise requires.

      The selected historical financial data below should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. The selected historical financial data of the Company as of December 31, 1992, 1993, 1994, 1995 and 1996 and for each of the five years ended December 31, 1996 have been derived from the Company's consolidated financial statements which have been audited by the Company's independent public accountants.

                                          YEAR ENDED
                                          DECEMBER 31

                               1992      1993     1994     1995     1996
                               ----      ----     ----     ----     ----
                                                (In thousands)
Statement of Operations Data:
Net sales                  $195,090  $206,812 $195,535  $165,154 $139,951
Cost of goods sold          134,295   140,676  131,639   109,655   93,104
Gross profit                 60,795    66,136   63,896    55,499   46,847
Administrative, marketing
 and general expenses        59,656    61,156   60,893    53,579   46,272
Gain (loss) on pension plan
 settlement                       -      (440)       -         -        -
Operating income              1,139     4,540    3,003     1,920      575
Gain (loss) on asset sales<F1>   52        92   11,367)       99    1,279
Interest expense:
 Cash interest expense       (4,740)   (5,625)  (7,830)   (7,434)  (7,209)
 Non-cash interest expense   (3,597)  (1,998)   (1,259)    (759)     (224)
Other income (expense)          451      241    (1,223)     386       584
Loss before income taxes     (6,695)   (2,750) (18,676)   (5,788)  (4,995)

Benefit for income taxes      2,492       618    4,890     1,618     (158)
Net loss before
 extraordinary item          (4,203)   (2,132) (13,786)   (4,170)  (5,153)

Extraordinary gain (loss)<F2> 7,549     3,826         -    4,257      (95)
Net income (loss)           $ 3,346   $ 1,694 $(13,786)  $    87 $ (5,248)
Net income (loss) per
 common share               $ 16.38   $  7.55 $ (64.54)  $   .41 $ (27.30)

Other Data:
Total case sales<F3>         33,551    36,063   34,075    25,654   22,069
Net cash provided (used) by
 operating activities       $ 8,796     $ 123 $ (1,944)  $ 1,252 $ (1,695)
Net cash provided (used) by
 investing activities          (199)   (1,436)   7,692     1,663   10,095
Net cash provided (used) by
 financing activities        (7,951)      667   (5,748)   (2,915)  (8,400)
EBITDA<F4>                    9,892    10,069    9,057     7,404    5,871
Capital expenditures          2,603     2,907    2,852     3,114    2,696
Depreciation                  5,826     2,134    2,706     2,809    2,716
Amortization of intangibles and
 non-compete agreements       2,476     2,714    2,748     2,288    1,996
Ratio of earnings to fixed
 charges<F5>                      -         -        -         -        -

Balance Sheet Data:
Working capital<F6>         $ 4,100    $9,584  $ 7,403   $ 5,992   $4,755
Property, plant and
 equipment, net              14,846    17,576   14,511    13,368   12,054
Total assets                128,278   130,043  105,784    93,287   76,234
Total long-term debt<F7>     72,951    74,519   68,720    59,589   52,092
Mandatorily redeemable preferred
 stock                          945         -        -         -        -
Warrants                          -       856      856       856      815
Stockholders' equity
 (deficit)                    9,676    11,295   (2,491)   (2,404)  (7,652)

<F1>
The gain (loss) on asset sales resulted from sales of property and equipment, and franchises in the ordinary course of business. The gain on asset sales in 1993 resulted from the sale of the Company's Chattanooga, Tennessee franchise territory, offset by the loss on the sale of the Company's New Orleans division. The loss on asset sales in 1994 resulted from the sale of the Company's Washington, D.C. division, offset by net gains on other asset sales. The gain in 1995 resulted from gains on the sale of the Rockford, Illinois franchise rights, the Milwaukee, Wisconsin distribution facility, the Fairmont, West Virginia warehouse, franchise rights in three Ohio counties, the Oklahoma City beer distribution rights, and the franchise rights in two West Virginia counties, offset by a loss on the disposal of franchise rights in New Orleans, Louisiana. The gain in 1996 resulted from gains on the sale of franchise rights in Roanoke, Virginia, Madison, Wisconsin, Pulaski, Tennessee,and Parkersburg, West Virginia and the distribution facility in Charleston, West Virginia, partially offset by a loss on the sale of franchise rights in Minnesota.
<F2>
The Company reported an extraordinary gain of $7.5 million in connection with certain 1992 transactions, an extraordinary gain of $3.8 million in connection with the 1993 recapitalization, an extraordinary gain of $4.3 million in connection with a 1995 debt extinguishment (see note 3 to the Company's consolidated financial statements), and an extraordinary loss of $95,000 in connection with a 1996 debt extinguishment.
<F3>
Case sales represent the total number of franchise cases of soft drink and alternative beverage products and cases sold under contract manufacturing arrangements during the years shown.
<F4>
EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c) depreciation, (d) amortization, (e) gain (loss) on asset sales, (f) other non-cash charges, (g) settlement of pension plan expense, and (h) extraordinary gains. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.
<F5>
The ratio of earnings to fixed charges is calculated as follows: income before benefit for income taxes and extraordinary item plus fixed charges, divided by fixed charges. Fixed charges consist of interest incurred plus amortization of debt financing costs plus a portion of rent considered to represent interest cost (assumed to be one-third). The
Company's earnings were insufficient to cover fixed charges for the years ended December 31, 1992, 1993, 1994, 1995 and 1996. The coverage deficiencies in those periods were approximately $6.7 million, $2.8 million, $18.7 million, $5.8 million and $5.0 million, respectively.
<F6>
Working capital represents current assets (excluding cash) less current liabilities (excluding current portion of long-term debt, non-compete and deferred compensation agreements associated with acquisitions).
<F7>
Includes current maturities of long-term debt and capitalized lease obligations, as well as amounts payable under non-compete and deferred compensation agreements associated with acquisitions.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's primary measurement of unit volume is franchise and contract case sales. Case sales are defined as physical cases of beverage sold, including both premix, a ready-to-use product, and postmix, a concentrated product for use in fountain equipment, that is sold in bulk (tanks or boxes). Franchise case sales represent sales of franchised brands in the Company's territories either directly by the Company through direct-store-door ("DSD") delivery or, in certain rural territories or small volume areas, by the Company's independent distributors. Franchise case sales consist of product manufactured by the Company in its own facilities and finished product purchased from other bottlers and suppliers. Contract case sales, which are cases produced for other franchise or private label bottlers, may fluctuate significantly from year to year and generally are made at lower net selling prices and gross margins.

      EBITDA (as defined in note (d) to the table appearing in Item 6 "Selected Financial Data") is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" not as a measure of operating results or liquidity but, rather, as a measure of the Company's operating cash flow and debt service ability. Certain restrictive covenants contained in the Senior Credit Facility and the Indenture are based on this calculation.
EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or as a measure of its liquidity.

      The operating results for the year ended December 31, 1996 are not directly comparable to the operating results for the year ended December 31, 1995, as the results for the 1996 period are materially affected by the sale of assets in St. Paul and Duluth, Minnesota, Roanoke, Virginia, and Parkersburg, West Virginia. The sales of these operations have significantly reduced case sales, net sales, cost of goods sold, gross profit, and administrative, marketing and general expenses. In order to provide comparable financial information, the statement of operations for the year ended December 31, 1995 has been "adjusted" to eliminate these operations. This financial information is presented in the "adjusted" column in Note 14 to the Company's consolidated financial statements. Accordingly, the following discussion of the results of operations for the years ended December 31, 1995 and 1996 compares the actual results of operations for the year ended December 31, 1996 with the actual, as well as "adjusted," results of operations for the year ended December 31, 1995.


Results of Operations

         Year Ended December 31, 1996 vs. Year Ended December 31, 1995

      Net sales for 1996 were $140 million compared to $165.1 million for 1995, a $25.2 million or 15.3% decrease due to lower franchise case sales resulting primarily from the sale of Minnesota, Pulaski, Tennessee, Roanoke, Virginia and Parkersburg, West Virginia territories. Franchise case sales were
18.9 million cases in 1996 compared to 22.9 million cases in 1995, a decrease of 3.9 million cases or 17.1%. After the adjustment for sold operations, net sales decreased $9.1 million or 6.1% in 1996 compared to 1995, as adjusted. Franchise case sales for 1996 decreased 1.4 million cases or 6.8% from 1995, as adjusted. This decrease in franchise cases is attributable to volume losses in Minnesota, Tennessee and West Virginia. In Minnesota, franchise case sales in 1996 were 350,000 cases compared to 562,000 cases in 1995, as adjusted, a decrease of 212,000 cases or 37.8%. This volume decline is attributable to a limited distribution system in Minnesota in anticipation of the sale of this territory which was completed in March, 1996. In Tennessee, franchise case sales in 1996 were 3.5 million cases compared to 4.0 million cases in 1995, a decrease of 548,000 cases or 13.6%. This decrease is primarily related to declines in can package case sales in response to price increases implemented in Tennessee. In 1995, heavy promotional activity in Tennessee resulted in volume increases at lower average net selling prices compared to 1996. The average net selling price in Tennessee increased to $6.72 in 1996 compared to $6.39 in 1995. In West Virginia, franchise case sales in 1996 were 2.3 million cases compared to 2.5 million cases in 1995, as adjusted, a decrease of 228,000 cases or 9.0%. This decrease is due to reduced volume and margin on RC brands in West Virginia. In Wisconsin, volume declined only slightly due to heavy promotional activity. However, the promotional activity decreased the average net selling price for franchise cases to $6.47 in 1996 compared to $6.82 in 1995, as adjusted. Net sales in Wisconsin decreased $3.1 million or 5.7% in 1996 compared to 1995, as adjusted.

      Contract case sales increased to 3.1 million cases in 1996 from 2.8 million cases in 1995. The average net selling price for contract cases decreased to $4.71 in 1996 compared to $4.85 in 1995 due to new production at the Louisville facility pursuant to agreements entered into in connection with the sale of the Pulaski, Tennessee and Roanoke, Virginia operations.

      On a company-wide basis the average net selling price for all cases fell from $6.44 in 1995 and from $6.45 in 1995, as adjusted, to $6.34 in 1996 due to the reduced average net selling price for franchise cases and due to the higher percentage of sales resulting from contract cases which are at a lower net selling price as compared to franchise case sales.

      Cost of goods sold decreased $16.6 million or 15.1% in 1996 compared to 1995 due to reduced franchise case sales resulting from sold operations. Cost of goods sold decreased $4.9 million or 5.0% in 1996 compared to 1995, as adjusted, primarily due to the volume decrease described above. Gross profit decreased $4.2 million or 8.2% in 1996 compared to 1995, as adjusted, due to case volume declines and reduced average net selling price occurring primarily in the Oshkosh division. Gross margin was 33.5% in 1996 compared to 33.6% in 1995 and 34.2% in 1995, as adjusted. The decline in the gross margin percentage is due to the decreased average net selling price.

      Operating expenses declined $7.3 million or 13.6% in 1996 compared to 1995 and by $974,000 or 2.1% compared to 1995, as adjusted, due to overall decreases in personnel expenses, utility and advertising costs (partially offset by an increase in insurance costs) as a result of the decreased volume of case sales.

      In 1996, the gain on asset disposal of $1.3 million was the result of gains realized on the sale of the operations in Parkersburg, West Virginia, Roanoke, Virginia, Madison, Wisconsin, and Pulaski, Tennessee and from real estate in Charleston, West Virginia, partially offset by a loss on the sale of the operations in Minnesota. The gain on asset disposal of $99,000 in 1995 was the result of gains realized on the sale of the operations in Rockford, Illinois, warehouse buildings in Milwaukee, Wisconsin and Fairmont, West Virginia, and the beer distribution rights in Oklahoma City, Oklahoma partially offset by a loss on the write-off of the Company's remaining franchise and distribution rights relating to its former New Orleans divisions sold in November, 1993.

      Interest expense was $7.4 million in 1996 compared to $8.2 million in 1995 due to reduced levels of debt after application of sale proceeds from sold operations and the July, 1995 retirement of the Company's Senior Subordinated Notes as described in Note 3 to the consolidated financial statements.

      Other income increased to $584,000 in 1996 compared to $386,000 in 1995, an increase of $198,000 or 51.3% due to an increase in sub-lease rental income primarily due to the rental of the St. Paul facility.

      Loss before income tax benefit and extraordinary item in 1996 was $5.0 million compared to $5.8 million in 1995 and compared to $3.2 million in 1995, as adjusted. The increase in the 1996 pretax net loss, compared to 1995, as adjusted, results from the volume and margin declines discussed above partially offset by the gain of $1.3 million realized on the sale of the territories described in Note 12 to the consolidated financial statements.

      The extraordinary gain on debt extinguishment in 1995 is due to the after-tax extraordinary gain realized on the repurchase of the Company's Senior Subordinated Notes in July, 1995 described in Note 3 to the consolidated financial statements. The extraordinary loss on debt extinguishment in 1996 of $95,000 is due to the after-tax extraordinary loss realized on the repurchase of a portion of the Company's Senior Notes during 1996 partially offset by an extraordinary gain realized on the repurchase of a portion of the Company's stock warrants. The loss primarily occurred due to the write-off of unamortized finance costs and discount related to the repurchased notes.

      EBITDA was $5.9 million in 1996 compared to $7.4 million in 1995 and compared to $8.9 million in 1995, as adjusted. The decrease in EBITDA in 1996 compared to 1995, as adjusted, is attributable to reduced gross margin partially offset by reduced cash operating expenses.


         Year Ended December 31, 1995 vs. Year Ended December 31, 1994

The operating results for the year ended December 31, 1995 are not directly comparable to the operating results for the year ended December 31, 1994, as the results for the 1995 period are materially affected by the sale of assets in Washington, D.C. (in September 1994) and in Rockford, Illinois (in January
1995), and by reserves and expenses incurred in 1994 resulting from the prior sale of the New Orleans, Louisiana operations. The sales of these operations have significantly reduced case sales, net sales, cost of goods sold, gross profit, and administrative, marketing and general expenses. In order to provide comparable financial information, the statement of operations for the year ended December 31, 1994 has been "adjusted" to eliminate these operations. Accordingly, the following discussion of the results of operations for the years ended December 31, 1994 and 1995 compares the actual results of operations for the year ended December 31, 1995 with the actual, as well as "adjusted", results of operations for the year ended December 31, 1994.

      Net sales were $165.2 million in 1995 compared to $195.5 million in 1994, a decrease of $30.3 million or 15.5% due primarily to the sale of the Washington, D.C. division in September, 1994 and the Rockford, Illinois territory in January, 1995. These sold operations accounted for approximately $25.1 million of net sales in 1994. After elimination of sold operations, net sales for 1995 decreased approximately $5.2 million or 3.1% compared to net sales for 1994, as adjusted. This net sales decline, as adjusted, is due primarily to a reduction of franchise case sales and a reduction in contract case sales.

      Franchise case sales were 22.9 million cases for 1995 compared to 27.7 million cases in 1994, a decrease of 4.9 million cases, or 17.5% due primarily to the sale of assets in Washington, D.C. and Rockford, Illinois. After elimination of sold operations, franchise case sales declined 2.0 million cases or 8.1% due to a significant increase in the price of can packages implemented by the Company in the first quarter of 1995 in response to a $.50 per case increase in the Company's cost for aluminum can bodies and ends. Franchise case sales for can packages for 1995 were approximately 14.0 million cases, compared to 16.5 million cases in 1994, as adjusted, a decrease of 2.5 million cases or 14.7%. Contract case sales were down approximately 3.6 million cases or 56.1% for 1995 as compared to 1994, due to the sale of the Washington, D.C. division and the Company's decision to discontinue bottling for Cott Corporation in the Oshkosh, Wisconsin facility. Compared to 1994, as adjusted, 1995 contract sales were 1.4 million cases lower, a reduction of 33.6%.

      The average net selling price per case for 1995 was $6.44 compared to $5.74 in 1994, an increase of approximately $.70 per case. This significant increase somewhat offset the case volume decline and is the result of the can price increase instituted at the beginning of 1995 along with a change in sales mix. Sales of lower priced can packages were reduced, and sales of higher priced 20 ounce and 2 liter packages increased in 1995. Further, the sale of the Washington, D.C. operation also improved the average net selling price per case due to the elimination of a significant volume of lower priced contract case sales.

      Cost of goods sold decreased by 16.7% for 1995 compared to 1994 due to the case sales decline offset somewhat by increased packaging and sweetener cost and a shift in production mix to higher cost 20 ounce and 2 liter cases. Gross profit for 1995 decreased by $8.4 million or 13.2% primarily due to lower case sales resulting from the Washington, D.C. and Rockford, Illinois asset sales. After elimination of sold operations, gross profit declined $1.7 million or 3.0% due primarily to the decline in franchise case sales resulting from the price increase implemented on can packages. Gross profit as a percent of sales improved to 33.6% in 1995 compared to 32.7% in 1994 due primarily to the reduction in lower priced contract sales.

      Administrative, marketing and general expenses decreased from $60.9 million in 1994 to $53.6 million, a $7.3 million or 12.0% decline due to the sale of the Washington, D.C. and Rockford operations. After elimination of sold operations, operating expenses for 1995 were basically flat compared to operating expenses for 1994, as adjusted.

      In 1995, the gain on asset disposal of $99,000 was the result of gains realized on the sale of the Rockford, Illinois operation, warehouse buildings in Milwaukee, Wisconsin and Fairmont, West Virginia, franchise rights for small rural territories in Ohio and West Virginia, and the beer distribution rights in Oklahoma City, Oklahoma offset by a loss on the write-off of the Company's remaining franchise and distribution rights relating to its former New Orleans division sold in November, 1993. The loss on asset disposal in 1994 of $11.4 million was due to the sale of the Washington, D.C. division in September, 1994.

      Interest expense was $8.2 million for 1995 compared to $9.1 million in 1994, a decrease of approximately $896,000 due primarily to the repurchase of the Senior Subordinated Notes from Kidder, Peabody Group, Inc. in July, 1995. See Note 3 in the consolidated financial statements. Interest expense for 1994, after elimination of sold operations, was $8.1 million compared to $8.2 million in 1995, a decrease of approximately $140,000 due primarily to lower debt levels.

      Other income was $386,000 for 1995 compared to other expense of $1.2 million in 1994, an increase of approximately $1.7 million due primarily to a reserve established for the consolidation of the St. Paul operation into the Oshkosh division in 1994.

      EBITDA was $7.4 million in 1995 compared to $9.1 million in 1994, a decrease of $1.7 million or 18.3%. After elimination of sold operations, EBITDA was $9.1 million for 1994, as adjusted. Compared to 1994, as adjusted, 1995 EBITDA decreased by $1.7 million or 18.9% lower due primarily to the reduction in gross margin resulting from lower franchise case sales.

      The Company experienced a net loss before extraordinary item of $4.2 million in 1995 compared to $13.8 million in 1994. The net loss before extraordinary item in 1994 was due primarily to the loss on disposal recognized from the sale of the Washington, D.C. division. After elimination of sold operations, the net loss before extraordinary gain would have been $3.8 million for 1994, as adjusted. The 1995 net loss before extraordinary item was $350,000 or 9.2% higher than the 1994 adjusted amount due to reduced net sales and gross profit.

      The extraordinary gain for 1995 was due to the after-tax gain realized on the repurchase of Senior Subordinated Notes in July, 1995. See Note 3 in the consolidated financial statements.

      The Company had net income of approximately $87,000 in 1995 due primarily to the extraordinary gain realized on the repurchase of Senior Subordinated Notes. In 1994, the Company experienced a net loss of $13.8 million due primarily to the loss recognized on the disposal of the Washington, D.C. division.



Liquidity and Capital Resources

      The Company has been highly leveraged and capital-constrained since its acquisition by BBC in 1987. As a result, the Company was forced to rely on unconventional financing sources, including loans from trade creditors and various leasing and other transactions with Stephen B. Browne, to fund working capital, capital expenditures and debt service requirements. Historical operating performance has been adversely affected by insufficient liquidity, which has limited the Company's ability to fully invest in distribution equipment, in particular vending machines and delivery vehicles and to take advantage of discounts on trade payables.

      The Company's long-term debt (including current maturities thereof and amounts payable under non-compete and deferred compensation agreements) and warrants were approximately $52.0 million as of December 31, 1996, and scheduled principal payments (excluding principal due under the Senior Notes, the Senior Credit Facility and other demand notes) will be $422,000 in 1997, $318,000 in 1998, $247,000 in 1999, $135,000 in 2000 and $129,000 in 2001.

      As part of the Recapitalization Plan, BBC issued its guarantee of the Senior Notes and pledged the outstanding capital stock of the Company as security for its guarantee. The Company's capital stock is the only significant asset of BBC, and dividends on the Company's capital stock are the sole source of funds available to BBC to meet its obligations under its guarantee of the Senior Notes. The payment of dividends on the Company's capital stock, however, is significantly restricted by certain covenants contained in the Indenture and the Senior Credit Facility and may be restricted by other agreements entered into by the Company in the future and by applicable law. With the exception of such covenants, there are no material contractual restrictions on the ability of the Company to make payments of dividends to BBC or the ability of BBC to receive dividends from the Company.

       The Senior Credit Facility provides for revolving credit borrowings of up to $20.0 million subject to borrowing base limitations. The Senior Credit Facility, matures in August 1997 and is secured by the Company's accounts receivable, inventory, general intangibles, contract rights, chattel paper, documents and instruments together with all proceeds of the foregoing (but excluding franchise agreements and contract manufacturing arrangements). Because the obligations under the Senior Credit Facility bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates.

      The Company's current borrowing availability under its Senior Credit Facility is limited to the lesser of (i) $20.0 million and (ii) a Borrowing Base equal to the sum of 65% of Eligible Finished Goods Inventory and Raw Materials (up to a maximum of $15 million) and 85% of Eligible Accounts Receivable (as each such term is defined in the Senior Credit Facility), subject to a sublimit on issuances of letters of credit of $5.0 million. At December 31, 1996, the Company's borrowing base was $15.5 million, and the Company had borrowings of $10.8 million outstanding under the Senior Credit Facility, with an additional $138,000 of letters of credit issued pursuant thereto and $4.5 million of unused credit available thereunder. Obligations under letters of credit reduce availability under the Senior Credit Facility. In addition, the Senior Credit Facility limits the ability of the Company to incur additional indebtedness and liens, to make certain payments on its capital stock and to redeem or repurchase indebtedness (including the Senior Notes) and includes various financial covenants, including covenants requiring the Company to achieve a minimum consolidated interest coverage ratio. The Company's business is somewhat seasonal in nature, with sales peaking during the spring and summer months. The Company's revolving credit needs tend to peak in the Company's second and third fiscal quarters in anticipation of these higher sales.

      At December 31, 1996, the Company was not in compliance with the consolidated interest coverage ratio covenant contained in its Senior Credit Facility. The ratio (as defined) required by the Senior Credit Facility is
1.25 to 1, and the Company's ratio at December 31, 1996, was .82 to 1. The Company has made all scheduled principal and interest payments required by the Senior Credit Facility to date. BT Commercial, agent, and the participating banks, have agreed to waive the Company's non-compliance with such covenant, subject to receipt from the Company of a $50,000 fee for such waiver. The Company has elected not to pay the requested fee, and has again requested BT Commercial, as agent, and the participating banks for a waiver, but no such waiver has yet been received by the Company. BT Commercial, as agent, and the participating banks have not declared a default with respect to the Senior Credit Facility, nor have they accelerated the maturity of the indebtedness under the Senior Credit Facility, nor has BT Commercial, as agent, and the participating banks indicated any intention of declaring an event of default or an acceleration of maturity of the indebtedness under the Senior Credit Facility. The Company has executed a letter of intent with another lending institution for a proposed $20 million credit facility with terms similar to the Senior Credit Facility.

      At December 31, 1996 the Company had a working capital deficit of $9.3 million caused by the classification as current of the $10.8 million balance outstanding on the Senior Credit Facility. The Company had working capital (excluding cash overdraft and the current portion of long-term debt and other obligations) of $4.8 million at December 31, 1996 compared to $6.0 million at December 31, 1995. The decrease in working capital is due primarily to the decline in accounts receivable and inventory partially offset by declines in accounts payable and accrued liabilities. The Company's working capital needs have historically been funded from operations and, on a seasonal basis, from borrowings under its Senior Credit Facility. The Company's financial flexibility could be adversely affected by the terms of the Senior Credit Facility and the Indenture which include, among other things, restrictive covenants that limit the incurrence of additional debt and impose certain other customary limitations on the Company's operations.

      At December 31, 1996 the Company had a stockholders' deficit of $7.7 million. The Company had net losses before extraordinary item of $5.2 and $4.2 million for 1996 and 1995, respectively. Operating cash flow, combined with cash available pursuant to the Senior Credit Facility, is expected to be sufficient to fund working capital, capital expenditure and current debt service requirements. EBITDA (as defined) and cash interest expense in 1996 were $5.9 million and $7.2 million, respectively and in 1995 EBITDA and cash interest expense were both $7.4 million. The 1996 deficit was financed by the cash provided from the sale of assets in 1996. Accordingly, no assurance can be given that operating cash flows will be sufficient to meet the Company's needs.

      In 1996, the Company's operating activities used cash of $1.7 million compared to cash provided of $1.3 million in 1995. The net cash used of $1.7 million by operating activities in 1996 resulted primarily from cash used from operations of $1.7 million and a significant decrease in accounts payable and accrued interest offset by decreases in accounts receivable and inventories. The cash provided of $1.3 million in 1995 resulted primarily from decreases in accounts receivable and inventories partially offset by decreases in accounts payable and by cash used from operations of $551,000.

      During 1996 investing activities provided cash of $10.1 million compared to cash provided during 1995 of $1.7 million. The increase is due primarily to $5.4 million in cash received on the sale of Minnesota territories and $5.2 million in cash received on the Parkersburg, West Virginia territory as well as the proceeds from sales of other locations described in Note 12 to the consolidated financial statements. For 1995, the proceeds from sales resulted from the sales of Rockford, Illinois territory, real estate in Wisconsin and West Virginia, and small franchise territories in Ohio and Oklahoma City.

      Financing activities used cash of $8.4 million in 1996 primarily due to principal payments on debt of $12.2 million, the net decrease in the Senior Credit Facility of $2.9 million and a decrease in the cash overdraft of $552,000 partially offset by proceeds from issuance of debt of $7.3 million. Principal payments on debt of $12.2 million included approximately $5.5 million for the repurchase of the Company's Senior Notes. The net proceeds from asset sales of $13.5 million were the source of funds for the purchase of the Senior Notes of $5.5 million, the reduction of the Senior Credit Facility of $2.9 million, the reduction of the trade payables of $4.0 million, with the remainder used to finance capital expenditures. The remainder of the principal payments includes $5.6 million paid on unsecured demand notes from Stephen B. Browne, the Chief Executive Officer of the Company and BBC and BBC's principal stockholder, and entities affiliated with him. Mr. Browne and affiliated entities from time to time make unsecured loans to the Company at the same interest rates charged under the Company's Senior Credit Facility. Proceeds from issuance of debt of $7.3 million include approximately $6.8 million from the issuance of these unsecured demand notes. At December 31, 1996 such debt had a remaining balance of $1.3 million. See further discussion of these notes under item 13 "Certain Relationsips and Related Transactions".

      The Company must make certain capital expenditures on an annual basis in order to maintain its business and assets and compete effectively. The Company expects to spend (exclusive of any expenditures in connection with acquisi-tions) approximately $1.5 million on capital expenditures during 1997 and approximately $1.0 to $1.5 million in each of the following several years. During the past three fiscal years, capital expenditures (exclusive of acquisitions) have averaged approximately $2.9 million per year, with approximately one-half of the spending for plant and equipment and the balance for vending and visicooler equipment and fleet. Subject to compliance with the provisions of its debt agreements, the Company expects to be able to finance future capital expenditures with cash flow from operations, borrowings and capital leases. To the extent that requirements for debt service and capital expenditures are in excess of cash flow from operations, the Company will need to finance such requirements with additional indebtedness or defer capital expenditures. The Company believes that its production and distribution facilities provide sufficient capacity for increased sales.

Under the terms of the Indenture and the Senior Credit Facility, the Company must commit to apply the cash proceeds of asset sales described in Note 12 of the consolidated financial statements net of related expenses and accrued taxes, within 12 months of receipt (and to actually apply such net cash proceeds within 18 months of receipt) to (i) investment in property or assets to be employed in the Company's business or (ii) permanently repay senior indebtedness of the Company. The Company is required under certain circumstances to use any net cash proceeds not so applied to make an offer to repurchase Senior Notes at 100% of the principal amount thereof plus accrued interest. Following the asset sales described, the Company reinvested the net cash proceeds in property or assets to be employed in the Company's business or permanently repaid senior indebtedness of the Company in amounts sufficient to utilize net cash proceeds generated from these asset sales. Pursuant to the Senior Credit Facility, the Company has agreed not to repurchase any additional Senior Notes except pursuant to a required offer or in connection with amounts deferred under the Nonqualified Deferred Compensation Agreements.

      Management anticipates that the reduced financial burden resulting from the divestitures of certain operations, the finalization of the new credit facility and cash flow from ongoing operations will enable the Company to continue its operations, improve its working capital position and provide for future growth. In the unlikely event refinancing is not successful management believes the Company would be able to continue its operations by implementing a plan which would include some or all of the following actions: (a) disposal of a significant division and/or franchise territories; (b) cost and expense reduction programs; and (c) reduction of its capital expenditure program.


Subsequent Events

      In January, 1997, the Company purchased franchise rights and vending equipment in Cookesville, Tennessee for $50,000. Annual cases were approximately 189,000 cases for this territory.

      In January, 1997, the Company purchased the assets of Beverage Service Corporation, a vending company doing business in Wisconsin owned by Randall Wissink, the Group President of the Mid-West Division, and Carl Heiss, the controller of the Mid-West Division, for $182,000. The assets included accounts receivable, inventory and fixed assets purchased at fair market value.



Forward Looking Statements

      When used in this document, the words "anticipate", "estimate", "believe" and similar expressions are intended to identify forward looking statements. Such statements are subject certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS



   Reports of Independent Accountants

   Consolidated Balance Sheets as of December 31, 1996 and 1995

   Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994

   Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994

   Notes to Consolidated Financial Statements

                         BROWNE BOTTLING COMPANY

                   CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Browne Bottling Company


We have audited the accompanying consolidated balance sheet of Browne Bottling Company (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                COOPERS & LYBRAND L.L.P.

                                                Coopers & Lybrand L.L.P.

Oklahoma City, Oklahoma
April 8, 1997

REPORT TO INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Browne Bottling Company



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Browne Bottling Company and its subsidiary at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Price Waterhouse LLP

Oklahoma City, Oklahoma
April 3, 1996

Browne Bottling Company
Consolidated Balance Sheets (in thousands)


                                                                                December 31,
                                                                           1996             1995
                                                                           ----             ----
ASSETS
Current assets:
     Trade accounts receivable                                             $      10208     $      11944
     Franchise companies receivable                                                1564             2605
     Other receivables                                                             1494             1324
     Allowance for doubtful accounts                                               (462)            (515)
     Inventories - ingredients and packaging                                       2783             3021
     Inventories - finished goods                                                  4165             5786
     Inventories - other                                                            243              291
     Inventories - pallets at deposit value                                         261              344
     Prepaid expenses                                                               399              862
     Deferred tax assets                                                            492              781
                                                                           ------------     ------------
                         Total current assets                                     21147            26443
                                                                           ------------     ------------
Plant and equipment, at cost:
     Land                                                                           828             1335
     Buildings and improvements                                                    6347             6961
     Machinery and equipment                                                      10903            10614
     Vehicles                                                                      7328             7947
     Vending equipment                                                             5970             9525
     Returnable containers                                                         2338             2355
     Furniture and fixtures                                                         354              512
     Computer equipment                                                            1812             1491
     Construction in progress                                                     -                  519
                                                                           ------------     ------------
                                                                                  35880            41259
     LESS - Accumulated depreciation                                             (23826)          (27891)
                                                                           ------------     ------------
                         Net plant and equipment                                  12054            13368
                                                                           ------------     ------------
Intangible assets:
     Franchises                                                                   37443            45471
     Goodwill                                                                     15007            18104
     Other intangibles                                                             2657             2877
                                                                           ------------     ------------
                                                                                  55107            66452
     LESS - Accumulated amortization                                             (13285)          (13804)
                                                                           ------------     ------------
                         Net intangible assets                                    41822            52648
                                                                           ------------     ------------
Other assets                                                                       1211              828
                                                                           ------------     ------------
                         Total assets                                      $      76234     $      93287
                                                                           ============     ============

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS), CONTINUED

                                                                                December 31,
                                                                           1996             1995
                                                                           ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                                        $       1554     $       2106
     Current portion of long-term debt                                            12189              810
     Current portion of obligations under capital lease                             167              262
     Current portion of deferred compensation and non-compete                       106               71
      agreements
     Trade accounts payable                                                        8832            12798
     Accrued compensation and payroll taxes                                        1865             2017
     Accrued interest payable                                                      2020             2326
     Accrued insurance reserves                                                    1059              881
     Accrued pension liability                                                      130              599
     Other liabilities                                                             2486             1830
                                                                           ------------     ------------
                         Total current liabilities                                30408            23700
                                                                           ------------     ------------
Long-term debt, net of current maturities                                         38668            57418
                                                                           ------------     ------------
Obligations under capital leases, net                                               885              939
                                                                           ------------     ------------
Deferred compensation and non-compete agreements, net                               984              613
                                                                           ------------     ------------
Other non-current liabilities                                                       839               44
                                                                           ------------     ------------
Deferred tax liability                                                            11287            12121
                                                                           ------------     ------------
Stock warrants                                                                      815              856
                                                                           ------------     ------------
Commitments and contingencies (Notes 4, 8 and 9)
Stockholders' equity (deficit):
     Preferred stock - Series B $.01 par value, 1,000 shares
      authorized, issued and outstanding; (liquidation preference
      of $1,000,000 or $1,000 per share)                                           -                -
     Common  stock, $.01 par value, 220,295 shares authorized,
      192,244 shares issued and outstanding                                           2                2
     Common   stock,   non-voting,   $.01   par  value,  5,263  shares
      authorized, none outstanding                                                 -                -
     Additional paid-in capital                                                   26542            26542
     Deficit                                                                     (34196)          (28948)
                                                                           ------------     ------------
     Total stockholders' deficit                                                  (7652)           (2404)
                                                                           ------------     ------------
     Total liabilities and stockholders' deficit                           $      76234     $      93287
                                                                           ============     ============

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               For the Year Ended December 31,
                                                           1996             1995             1994
                                                           ----             ----             ----
Revenues, net of discounts and allowances ($64, $71
    and $87, in 1996, 1995, 1994 respectively)             $     139951     $     165154     $ 195535
Cost of sales                                                     93104           109655       131639
                                                           ------------     ------------     --------
Gross profit                                                      46847            55499        63896
                                                           ------------     ------------     --------
Operating expenses:
    Plant and occupancy                                            5134             5567         6911
    Loading and shipping                                           3722             4678         5215
    Transport                                                       721              943          832
    Fleet service                                                   706              768         1101
    Selling and delivery                                          22833            27049        29818
    Vending and fountain                                           2234             2503         2780
    Advertising                                                    2057             2804         2560
    General and administrative                                     6869             6979         8928
    Amortization of intangibles                                    1996             2288         2748
                                                           ------------     ------------     --------
Total operating expenses                                          46272            53579        60893
                                                           ------------     ------------     --------
Income from operations                                              575             1920         3003
Gain (loss) on disposals                                           1279               99       (11367)
Interest expense                                                  (7433)           (8193)       (9089)
Other income (expense)                                              584              386        (1223)
                                                           ------------     ------------     --------
Loss before income taxes and extraordinary items                  (4995)           (5788)      (18676)
Income tax (expense) benefit                                       (158)            1618         4890
                                                           ------------     ------------     --------
Net loss before extraordinary items                               (5153)           (4170)      (13786)
Extraordinary gain (loss)                                           (95)            4257        -
                                                           ------------     ------------     --------
Net income (loss)                                          $      (5248)     $        87    $  (13786)
                                                           ============     ============    =========
Income (loss) per common share and common share equivalent:
    Primary and fully diluted:
        Loss before extraordinary items                    $     (26.80)     $    (19.52)   $  (64.54)
        Extraordinary items                                       (0.50)           19.93       -
                                                           ------------     ------------    ---------
       Net income (loss) per common share                 $      (27.30)     $       .41    $  (64.54)
                                                           ============     ============    =========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT) (DOLLARS IN THOUSANDS)

                                                   Preferred                             Additional  Retained
                                                    Shares,         Common       Stock    Paid-in    Earnings
                                                    Series B        Shares      Amount    Capital    (Deficit)       Total
                                                    --------       -------    --------    -------    ---------      --------

Balance, December 31, 1993                              1000        192244    $     2     $ 26542    $ (15249)       $ 11295
Net loss                                                 -             -          -           -        (13786)        (13786)
                                                    --------       -------    -------     -------    --------       --------
Balance, December 31, 1994                              1000        192244          2       26542      (29035)         (2491)
Net income                                               -             -          -           -            87             87
                                                    --------       -------    -------     -------    --------       --------
Balance, December 31, 1995                              1000        192244    $     2       26542      (28948)         (2404)
Net loss                                                 -             -          -           -         (5248)         (5248)
                                                    --------       -------    -------     -------    --------       --------
Balance, December 31, 1996                              1000        192244    $     2     $ 26542    $ (34196)       $ (7652)
                                                    ========       =======    =======     =======    ========       ========

The accompanying notes are an integral part of these financial statements.

Browne Bottling Company
Consolidated Statements of Cash Flows (in thousands)

                                                                          December 31,
                                                             1996             1995             1994
                                                             ----             ----             ----
Cash flows from operating activities:
    Net income (loss)                                        $      (5248)     $        87     $ (13786)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Extraordinary (gain) loss                                      95            (4257)        -
        Depreciation and amortization                                4834             5189         5521
        (Gain) loss on disposal of assets and franchises            (1279)             (99)       11367
        Deferred compensation                                         398              202        -
        Deferred taxes                                               (485)           (1673)       (5024)
    Changes in assets and liabilities, net of effect of
    acquisitions:
        Decrease (increase) in accounts receivable                   2682             2951         2204
        Decrease (increase) in inventories                           1498             2484         (918)
        (Decrease) increase in accounts payable                     (4322)           (3147)        (747)
        (Decrease) increase in accrued interest                      (305)             809         1192
        Other                                                         437            (1294)       (1753)
                                                            -------------     ------------   -----------
Net cash provided (used) by operating activities                    (1695)           (1252)       (1944)
                                                            -------------     ------------   -----------
Cash flows from investing activities:
    Capital expenditures                                            (2696)           (3114)       (2852)
    Proceeds from sale of fixed assets and franchises               13496             4807        12360
    Payment for purchase of territories, net of cash acquired        (705)            -           (1816)
    Payments for organizational costs                               -                  (30)        -
                                                            -------------     ------------   ------ -----
Net cash provided by investing activities                           10095             1663         7692
Cash flows from financing activities:
    (Decrease) increase in overdraft                                 (552)             (79)        1567
    Proceeds from issuance of long-term debt                         7333             6667         2388
    Principal payments on long-term debt                           (12226)           (8605)       (8213)
    Borrowings on revolver note                                    168833           188643       214013
    Payments on revolver note                                     (171688)         (189096)     (215395)
    Financing costs paid                                             (100)            (445)        (108)
                                                            -------------     ------------   -----------
Net cash used by financing activities                               (8400)           (2915)       (5748)

Net (decrease) increase in cash                                     -                -             -
Cash at beginning of year                                           -                -             -
                                                            -------------     ------------   -----------
Cash at end of year                                          $      -         $      -       $     -
                                                            =============     ============   ===========

                               Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest                     $       7515     $       7297   $      7831
                                                            =============     ============   ===========
Cash paid during the period for income taxes                 $        361     $        100   $       279
                                                            =============     ============   ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)


Supplemental Schedule of Noncash Investing and Financing Activities

In connection with the asset sales in 1996 discussed in Note 12 the Company received non-cash proceeds of $1,013,000 in notes receivable.

In connection with the debt extinguishments in 1996 and 1995, the Company reduced the amount of debt owed and recognized an extraordinary gain. See
Note 3.

The Company issued payment-in-kind ("PIK") notes to senior subordinated noteholders in lieu of cash interest in the amount of $1,192,999 in 1994.

In 1996, the Company recorded a note receivable (included in other assets) and deferred revenue of $800,000 in connection with an agreement to purchase packaging materials from a supplier.


The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. ACCOUNTING POLICIES

    Browne Bottling Company's (the "BBC") accounting policies reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

    NATURE OF BUSINESS

    All-American Bottling Corporation ("AABC") is a wholly-owned sub-sidiary of BBC. BBC has no independent operations and
    its   only   material   asset   is   its investment in AABC.

    AABC is an independent (not a franchisee of Coca-Cola or Pepsi-Cola products) bottler and distributor of soft drinks and other beverage
    products, including flavored  and  premium  waters,   brewed teas,
    natural   sodas   and  sparkling juices.  AABC's largest markets in terms
    of franchise case sales volume are the metropolitan areas of Milwaukee, Louisville, Nashville and Oklahoma City. AABC has franchise agreements covering various territories for brands such as RC Cola, Diet Rite Cola, Seven-Up, Dr Pepper, Sunkist, Canada Dry, Dad's Root Beer, Crush,
    A&W  Root  Beer,  Big Red, Sundrop, Snapple,  Mistic,  Evian  and
    Yoo-Hoo.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of BBC and its wholly-owned subsidiary, AABC (collectively referred to as the "Company), after elimination of all material intercompany accounts and transactions.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and demand deposits.

    CONCENTRATION OF CREDIT RISK

    The   risk  associated  with  trade  receivables is considered limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different
    geographic  areas.   The Company monitors its exposure  for  credit losses
    and maintains allowances for anticipated losses.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. Fair value estimates have been determined by the Company, using
    available market information and appropriate   valuation  methodologies.
    These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision.

    The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values, due to the short maturity of these instruments. At December 31, 1996, the carrying value of the Company's Senior Secured Notes was $38,295,000 compared to their estimated fair value of $39,270,000. The carrying value of the Company's stock warrants was $815,000 compared to their estimated fair value of $428,000. The carrying value of all other debt approximates its fair value.

    INVENTORIES

    Inventories are stated at the lower of cost or market, cost being deter-mined on the first-in, first-out method. Pallets are stated at deposit value in current assets.

    PLANT AND EQUIPMENT

    Plant and equipment acquired in purchase accounting transactions is recorded at estimated fair values at acquisition date; other addition are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to thirty years.

    FRANCHISES AND GOODWILL

    Franchises acquired in purchase accounting transactions are recorded at estimated fair value at the date of acquisition. Goodwill represents the excess of purchase price over the fair  value of net assets acquired in purchase transactions.  These assets are being amortized on the straight-
    line method over 40 years.   The Company reviews the recoverability of
    goodwill based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill. Should the ag-gregate future cash flows be less than the carrying value, a write-down would be required, measured by the difference between the undiscounted future cash flows and the carrying value of goodwill.

    LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. The Company implemented SFAS 121 in the first quarter of 1996 which did not have a significant impact on the Company's financial position or results of operations.

    DEFERRED FINANCING COSTS

    Costs and expenses associated with financing arrangements are capitalized and amortized over the term of the related debt using the effective interest method of accounting. Deferred financing costs are included in other intangibles in the consolidated balance sheet.

    ADVERTISING AND PROMOTION EXPENSE

    Costs of media advertising and other promotion programs are expensed when incurred.

    INCOME TAXES

    Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

    EARNINGS PER SHARE

    Primary and fully diluted earnings (loss) per common share ("EPS") are based upon the weighted average number of shares of common stock outstand-ing plus the common stock equivalents which would arise from the exercise of warrants, unless such items would be anti-dilutive. Primary and fully diluted earnings (loss) per share are the same for all periods presented.

    The weighted average number of shares and common share equivalents used in computing income (loss) per common share, both primary and fully diluted, were 192,244, 213,604 and 213,604 for 1996, 1995 and 1994, respectively.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses
    during the reported period.   Actual results could differ from  those
    estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made for 1994 and 1995 to conform with 1996 presentation.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings
    Per  Share  ("FAS 128").   FAS  128  will  change  the computation,
    presentation and disclosure requirements for earnings per share.
    FAS 128 requires presentation of "basic" and "diluted" earning per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.


2.  MANAGEMENT'S PLANS AND FINANCING STRATEGY

    The Company has been highly leveraged and capital constrained since its acquisition in 1987. As a result, the Company has been forced to rely on unconventional financing sources, asset-based lending and high-yield debt financing to fund working capital, capital expenditures and debt service
    requirements.   The Company has a history of successfully refinancing
    its obligations to provide for working capital, capital expenditures and debt service requirements.

    At December 31, 1996, the Company was not in compliance with the consoli-dated interest coverage ratio covenant requirement contained in its senior secured credit facility (the "Senior Credit Facility") which matures in August 1997 (see Note 3). The Company has a working capital deficit of $9.3 million at December 31, 1996, caused by the classification as current of the $10.8 million balance outstanding on the Senior Credit Facility. The Company has made all scheduled debt payments in 1995 and 1996.

    On March 24, 1997, the Company executed a letter of intent with a financial institution for a total credit facility up to $20 million which will replace the Senior Credit Facility on terms more favorable to the
    Company.   Management believes the new credit facility will be in place by May 1997 and will provide for the Company's ongoing working capital needs.

    Beginning in 1994, and continuing through 1996, management has implemented a plan to divest the Company of divisions and franchise territories which have historically underperformed. As a result of the plan, the Company has sold divisions in Washington D. C., Minnesota and West Virginia, among others (see Note 12). Cash proceeds from the asset sales have been used primarily to reduce indebtedness and for working capital purposes.

    Management anticipates that the reduced financial burden resulting from the planned divestitures of certain operations, the finalization of the new credit facility and cash flow from ongoing operations will enable the Company to continue its operations, improve its working capital position and provide for future growth. In the unlikely event refinancing is not successful management believes the Company would be able to continue its operations by implementing a plan which would include some or all of the following actions: (a) disposal of a significant division and/or franchise territories; (b) cost and expense reduction programs; and
    (c) reduction of its capital expenditure program.


3.  DEBT AND DEBT REFINANCINGS

    On August 23, 1993, the Company issued $45.0 million principal amount of AABC 13% Senior Secured Notes due 2001 (the "Senior Secured Notes") with Warrants to acquire 10% of BBC's common stock and executed a new senior secured credit facility (the "Senior Credit Facility") providing for borrowing availability of up to $30.0 million (subsequently reduced to $20 million in connection with refinancings and asset sales); subject to borrowing base limitations (65% of eligible inventories and 85% of eligible accounts receivable).

    The Senior Secured Notes are fully and unconditionally guaranteed by BBC, which guarantee is collateralized by a lien on and security interest in all of the issued and outstanding capital stock of AABC. The separate financial statements of AABC have not been included because the assets, liabilities, earnings and equity of AABC are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and therefore are not considered material. The Senior Credit Facility is collateralized by AABC's accounts receivable, inventory, certain real property and equipment at the Company's Oshkosh, Wisconsin production facility, general intangibles, contract rights, chattel paper, documents and instruments together with all the proceeds of the fore-going (but excluding franchise and contract manufacturing agreements).

    On July 7, 1995, AABC completed the repurchase of a senior subordinated loan from Kidder, Peabody Group, Inc. (the "Kidder Subordinated Loan"). The Kidder Subordinated Loan, which was purchased for $4,750,000, had a principal amount (including accrued interest) of approximately $12.3 million. The purchase price was financed in part by selling $3.3 million principal amount of Senior Secured Notes held by All-American Bottling Financial Corporation ("AABFC"), a wholly-owned subsidiary of AABC, to an entity affiliated with Stephen B. Browne, at the then market price of approximately $2.9 million plus accrued interest. The remaining amount of the purchase price was borrowed under the Senior Credit Facility. After expenses associated with the transaction, the Company experienced an extraordinary gain of approximately $4.3 million (a pre-tax extra-ordinary gain of $7.0 million less taxes of $2.7 million).

    A summary of long-term debt is as follows:

                                                                                    December 31,
                                                                                1996           1995
                                                                                ----           ----
                                                                                    (in thousands)
Senior Secured Notes, principal due August 15, 2001.  Interest is payable semi-annually at 13% collateralized by a security interest in the capital stock of AABC.  Balance is net of unamortized discount of $771,000 and
 $1,008,000 in 1996 and 1995, respectively.  Balance is also net of treasury bonds of $5,934,000, and $400,000  in 1996 and 1995,  respectively, held by
 an AABC subsidiary                                                             $   38295    $   43592

Senior Credit Facility maturing August 1997, up to a maximum of $20,000,000.
 Interest payable monthly at 1% above prime (9.25 % at December 31, 1996), collateralized primarily by receivables, inventory and certain assets at
 the Company's Oshkosh facility.                                                    10843        13698

Notes payable due in 1996 with monthly payments based on units of
 production and collateralized by certain production equipment                       -             824

Short-term unsecured demand notes from related parties. Interest
 payable monthly at the same rate as the Senior Credit Facility                      1294         -

Other notes payable                                                                   425          114
                                                                                ---------    ---------
                                                                                    50857        58228
Less - Current portion                                                             (12189)        (810)
                                                                                ---------    ---------
Long-term portion                                                               $   38668    $   57418
                                                                                =========    =========



    Maturities of long-term debt for years ended December 31, are as follows (in thousands):


1997                                                          $      12189
1998                                                                   240
1999                                                                   114
2000                                                                    19
2001                                                                 38295
                                                              ------------
                                                              $      50857
                                                              ============

    The Senior Secured Notes and/or the Senior Credit Facility limits the ability of the Company to incur additional indebtedness and liens, to make certain payments on its capital stock and to redeem or repurchase indebtedness (including the Senior Secured Notes), restricts capital expenditures and includes various financial covenants, including covenants requiring the Company to achieve a minimum consolidated interest coverage ratio.

    At December 31, 1996, the Company was not in compliance with the consolidated interest coverage ratio covenant contained in its Senior Credit Facility. The ratio (as defined) required by the Senior Credit Facility is 1.25 to 1, and the Company's ratio at December 31, 1996, was .82 to 1. The Company has made all scheduled principal and interest payments required by the Senior Credit Facility to date. BT Commercial, agent, and the participating banks, have agreed to waive the Company's non-compliance with such covenant, subject to receipt from the Company of a $50,000 fee for such waiver. The Company has elected not to pay the requested fee, and has again requested BT Commercial, as agent, and the participating banks for a waiver, but no such waiver has yet been received by the Company. BT Commercial, as agent, and the participating banks have not declared a default with respect to the Senior Credit Facility, nor have they accelerated the maturity of the indebtedness under the Senior Credit Facility, nor has BT Commercial, as agent, and the participating banks indicated any intention of declaring an event of default or an acceleration of maturity of the indebtedness under the Senior Credit Facility. The Company has executed a letter of intent with another lending institution for a proposed $20 million credit facility with terms similar to the Senior Credit Facility.

    Amortization of deferred financing costs was $487,000, $447,000 and $471,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Amortization of the discount on the Senior Secured Notes was $123,000, $92,000 and $66,000 for the years ended December 31, 1996,
    1995 and 1994, respectively.

    In 1996, the Company repurchased Senior Secured Notes with a face value of $5.5 million for their approximate carrying value. In connection with the repurchase, the Company recognized an extraordinary loss of $107,000, net of tax, primarily due to the write-off of unamortized deferred financing costs.


4.  LEASES

    Assets recorded under capital leases consist substantially of buildings and improvements in St. Paul, Minnesota, production equipment in Louisville, Kentucky and computer equipment in Oklahoma City, Oklahoma. At December 31, 1996 and 1995, these assets totaled $1,694,000 and $1,513,000, respectively,  with  related  accumulated  amortization  of  $771,000 and
    $660,000,  respectively.   Amortization  expense of assets under  capital
    leases is included in depreciation expense.

    The Company leases certain vehicles, warehouse facilities and machinery under cancelable and non-cancelable operating leases. These obligations have terms of up to ten years and may be renewed by the Company. Rental expense under such arrangements totaled $2,890,000, $2,733,000 and $2,226,000 in 1996, 1995 and 1994, respectively.

    Future minimum rental commitments under noncancelable operating leases and future minimum lease payments under capital leases at December 31, 1996 are as follows:

                                                   Capital   Operating
                                                    Leases    Leases
                                                   -------   ---------
                                                     (in thousands)
       1997                                        $   283     $  2373
       1998                                            243        2172
       1999                                            207        1824
       2000                                            176        1544
       2001                                            176        1218
       Thereafter                                      439        2549
                                                   -------     -------
                                                               $ 11680
                                                               =======
       Net minimum lease payments under
        capital leases                                1524
       Less interest                                   472
                                                   -------
       Present value of net minimum lease
        payments under capital leases                 1052
       Less - Current portion                          167
                                                   -------
       Long-term portion                           $   885
                                                   =======


5.  DEFERRED COMPENSATION AND NON-COMPETE AGREEMENTS

    As a result of certain acquisitions, the Company has incurred long-term obligations pursuant to deferred compensation and non-compete agreements. In addition certain key executives have entered into Nonqualified Deferred Compensation Agreements described below. At December 31, obligations totaled:

                                            1996           1995
                                            ----           ----
                                                 (in thousands)
       Current                              $      106     $      71
       Long term                                   984           613
                                            ----------     ---------
            Total obligation                $     1090     $     684
                                            ==========     =========

    Certain  of  the  Company's  key management executives  have  entered  into nonqualified deferred compensation agreements with the Company (the "Nonqualified Deferred Compensation Agreements"). The Nonqualified Deferred Compensation Agreements permit participants selected by the Board of Directors to elect to defer up to 100% of their salary to be invested at the discretion of the Board of Directors. The determination of earnings and losses which accrue on deferred amounts is made in the discretion of the Board of Directors and may be (but is not required to be) based upon the rate of return provided under any securities issued by the Company, which may include the Senior Secured Notes.

    The Company may, in its sole discretion, make matching contributions in an amount equal to the percentage of salary deferred by the participant or at such specified dollar amount as is designated by the Company. For 1996, the Company did not match contributions. For 1995, the Company made matching contributions equal to 50% of amounts deferred, not to exceed $5,000 for any participant. All amounts deferred under the Nonqualified Deferred Compensation Agreements or contributed by the Company will at all times be subject to the claims of the creditors of the Company.

    Executives entering into Nonqualified Deferred Compensation Agreements are at all times fully vested in their contributions and become fully vested in any Company contributions made on their behalf after three years of service. In the event of death or disability or termination of employment within two years of a "change of control," participants become fully vested in any Company contributions made on their behalf. Upon termination of employment, death or disability, a participant's vested account balance is distributed to the participant (or his beneficiary) in a lump sum if the account balance is $50,000 or less. If the account balance exceeds $50,000, payment is made in monthly installments over 10 years. These terms are subject to change at the Company's option.

    At   December  31,  1996  and  1995,  the  Company's obligation under these agreements was $907,000 and $524,000, respectively.


6.  PENSION AND RETIREMENT PLANS

    Effective January 1, 1990, the Company implemented the All-American Bottling
    Corporation   401(k)  Retirement  Savings  Plan  (the  "Savings  Plan"),  a
    voluntary, contributory 401(k) savings plan. The Savings Plan currently permits employees of the Company to commence participation in the Savings Plan as of the first January 1 or July 1 following the completion of twelve months of service and the attainment of 21 years of age. Participants may make tax-deferred contributions from 1% to 15% of their compensation during each year, subject to statutory limits imposed under Section 401(k) and other applicable sections of the Internal Revenue Code of 1986, as amended. The Savings Plan provides for a matching contribution by the Company equal to 100% of the participant's first 2% of compensation deferred pursuant to the Savings Plan, and 50% of the next 4% of compensation so deferred.

    Participants in the Savings Plan are at all times fully vested in their contributions and in the earnings attributable to their contributions and become fully vested in Company contributions made on their behalf after three years of service. The Savings Plan permits withdrawals during employment in the event of proven financial hardship. In the case of termination of employment, disability, or death, a participant's account balance is distributed to the participant (or his beneficiary) in a lump sum. The cost recognized in 1996, 1995 and 1994 for the Savings Plan was $233,000, $446,000 and $513,000, respectively.

    Approximately 44% of the Company's employees are covered by a union-sponsored, collectively bargained, multiemployer, defined benefit pension plan. With respect to this plan, the Company contributed and charged to expense $366,000, $407,000 and $464,000 in 1996, 1995 and 1994,
    respectively.

    7. INCOME TAXES

    The income tax benefit (expense) included in the consolidated statement of operations for the years ended December 31, is as follows:

                                   1996            1995             1994
                                   ----            ----             ----
                                                (in thousands)
       Current:
            Federal               $    (286)       $      3        $      (17)
            State                      (357)            (58)             (118)
       Deferred:
            Federal                     254            1349              4035
            State                       231             324               990
                                  ---------       ---------        ----------
                                  $    (158)      $    1618        $     4890
                                  =========       =========        ==========


    The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                         1996             1995         1994
    Statutory federal income tax rate     34.0 %           34.0 %       34.0 %
    State and local income taxes,
     net of federal tax effect            (2.5)             3.1          3.0
    Goodwill amortization                 (2.7)            (5.2)        (2.0)
    Goodwill in connection with
     territory sales                     (16.6)            (8.3)       (16.6)
    Change in valuation allowance        (20.1)              -            -
    Other, net                             4.7              4.4          7.8
                                        --------         --------     --------
    Effective income tax rate            (3.2 %)           28.0 %       26.2 %
                                        ========         ========     ========

    Deferred tax liabilities and assets at December 31, are comprised of the following:

                                                                                         1996                 1995
                                                                                         ----                 ----
                                                                                               (in thousands)
    Deferred tax liabilities:
      Plant and equipment and related depreciation                                 $           4622     $         4316
      Intangible assets and related amortization                                               7994              11039
      Other non-current liabilities                                                             880               1209
                                                                                   ----------------     --------------
           Total deferred tax liabilities                                                     13496              16564
                                                                                   ----------------     --------------
    Deferred tax assets:
      Accrued liabilities                                                                       142                368
      Receivables allowance                                                                      98                119
      Inventory costs                                                                           252                295
      Net operating loss carryforward                                                           982               2500
      Tax credit carryforwards                                                                 2227               1942
      Valuation allowance                                                                     (1000)             -
                                                                                   ----------------     --------------
           Total deferred tax assets                                                           2701               5224
                                                                                   ----------------     --------------
      Net deferred tax liability                                                   $          10795     $        11340
                                                                                   ================     ==============
    Deferred taxes are reported in the accompanying balance sheet as:
      Non-current deferred tax liability                                                      11287              12121
      Current deferred tax asset                                                                492                781
                                                                                   ----------------     --------------
                                                                                   $          10795     $        11340
                                                                                   ================     ==============


7.  INCOME TAXES, CONTINUED

    In 1996, the Company established a valuation allowance of $1,000,000 to reflect the estimated amount of tax credit carryforwards which are not likely to be realized before they expire. The Company's tax credit carry-forwards begin expiring in 1997 and the utilization of these carryforwards may be limited due to net operating loss ("NOL") carryforwards and alter-native minimum tax limitations.

    At December 31, 1996, the Company had NOL carryforwards of approximately $2,500,000 which expire principally in the years 2005 through 2010 and investment tax credit ("ITC") carryforwards of approximately $1,900,000 which expire principally in the years 1997 through 2001. Utilization of the ITC carryforwards is restricted due to a change in ownership as defined by the Internal Revenue Code of 1986. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $280,000 at December 31, 1996.


8.  CONTINGENCIES AND LITIGATION

    The Company had standby letters of credit outstanding at December 31, 1996 of approximately $138,000 which relate primarily to insurance reserves (see
    Note 8).

    The Company is a defendant in certain litigation arising in the normal course of business. Management is of the opinion that liabilities, if any, arising from these actions will not have a material effect on the Company's financial position and results of operations.


9.  INSURANCE RESERVES

    Prior to February 1990, the Company was insured by a third-party insurance company under a policy which deferred the payments due until the actual claims were paid by the insurance company. The Company then reimburses the insurance company and pays an administration fee. Management's estimate for the total claims incurred but not reported, and reported but not paid, was approximately $200,000 at December 31, 1996. From February, 1990 to February 1994, the Company was insured under a more traditional insurance policy in which contract premiums were payable on a monthly basis and claims are the responsibility of the insurance company.

    In February 1994, the Company entered into an insurance policy for casualty insurance in which the Company prepays to a third-party insurance company the estimated claim expense, related taxes, and an administration fee for the claim year. Subsequently, the third-party insurance company will annually compare actual claims paid to the amounts prepaid by the Company and will make a retroactive adjustment resulting in amounts owed to or by the Company. The Company records the aggregate liability for claims incurred and the retroactive adjustment based upon estimates. Such estimates utilize certain actuarial assumptions followed in the insurance industry. The policy has a maximum exposure per claim for auto, general and product liability of $250,000 and for worker's compensation of $500,000 and a cumulative claim exposure of approximately $2,300,000 per year.


10. TRANSACTIONS WITH RELATED PARTIES

    In 1992 the Company completed a sale-lease back of one of its facilities  to
    Stephen B. Browne,  its  majority  stockholder.   Lease  terms  are  for  a
    triple-net lease with monthly payments of $36,200 for fifteen years. The Company leases facilities in Oshkosh, Wisconsin, Oklahoma City, Oklahoma and Louisville, Kentucky and certain equipment from Stephen B. Browne and
    entities affiliated with him, through common ownership.   The  Company paid
    rentals  in  1996,  1995  and  1994  of  $810,600,  $920,000  and $903,000,
    respectively, under such leases which expire in 2001 through 2002.

    Prior to July 1994, the Company distributed product in a franchised territory owned by entities related through common ownership. The Company paid a standard distribution fee of fifty cents per case, totaling $51,700 in 1994, for sales made in this territory. In July 1994 the Company purchased these franchises for $840,000 thus discontinuing the payment of the standard distribution fee.

    In 1995, AABFC sold $3.3 million principal amount of Senior Secured Notes to an entity affiliated with Stephen B. Browne. See Note 3.

    The Company incurred loans during 1996, 1995 and 1994 from related parties, primarily Stephen B. Browne and affiliates, on which interest of $134,000, $51,000 and $1,900, respectively, was paid at the same rate as the rate paid on loans from the Senior Lender. At December 31, 1996 and 1995, the balances outstanding under such loans was approximately $1,294,000 and $48,000, respectively.

    During 1996, 1995 and 1994, the Company paid financial and consulting fees of $105,000, $180,000 and $278,000 to a party related through common ownership and directors. Under the terms of the agreement, which expired July 15, 1996, the Company paid a monthly consulting fee of $15,000.

    In 1994 and 1995, the Company utilized a bank related through common owner-ship. Fees charged by the bank are similar to those charged to unrelated parties.

    In 1993, an entity controlled by stockholders of the Company purchased from AABC, the inventory, accounts receivable, vehicles and other non-production assets associated with AABC's New Orleans division. During 1994, the Company sold $418,000 in finished products to this entity.

    A director of the Company is the Chairman, President and Chief Executive Officer of Dr. Pepper Bottling Company of Texas, which is one of several outside suppliers of finished product to the Company's Oklahoma City division. During 1996, 1995 and 1994 the aggregate amount of purchases by the Company from such supplier totaled approximately $2,010,000, $46,000 and $482,000, respectively.

    A director of the Company is a partner in a law firm utilized by the Company. In 1996 and 1995, the Company paid approximately $44,000 and $11,000, respectively, to this law firm.

    In April 1996, Stephen B. Browne entered into a management agreement with Full Service Beverage Company ("FSB"). Subsequent to April 1996, FSB sold approximately $1,900,000 of finished product to the Company's Oklahoma City division. Also, during 1996, the Company sold finished goods and raw materials at cost to FSB aggregating approximately $1,900,000. At December 31, 1996, the Company owed FSB $289,000 and FSB owed the Company $785,000.


11. STOCK WARRANTS

    In connection with the issuance of Senior Secured Notes in 1993, the Company issued warrants to purchase up to 21,360 shares of its common stock at an exercise price of $.01 per share. The warrants expire on August 15, 2003, and may be exercised at the earlier of August 15, 1998 or upon the occurrence of an initial public offering of the common stock of the Company
    or  AABC, a change of control, or certain other triggering events.   During
    the three-year period commencing August 15, 1998, the Company and AABC have the right to repurchase the warrants or the underlying shares of common
    stock upon exercise of a call option.    On  February 15, 2002, the holders
    of the warrants or the underlying shares have the right to sell such securities to the Company and AABC upon exercise of a put option. The
    warrants  were valued at $856,000 upon  issuance.   In  1996,  the  Company
    repurchased   1,025  warrants  for  $22,000.   The  Company  recognized  an
    extraordinary gain, net of taxes, of $12,000. At December 31, 1996, 20,335 warrants were outstanding with a carrying value of $815,000.


12. ASSET SALES AND PURCHASES

    On September 26, 1994, AABC completed the sale of certain assets consti-tuting its Washington, D.C. division to Canada Dry Potomac Corporation. The assets sold included the franchise rights, real estate, production equipment, warehouse inventory and vending and marketing equipment used in the operation of the Washington, D.C. division. The gross sales proceeds were $12,056,000 and were paid in cash at closing. The net sales price was $9,576,000 after giving effect to certain obligations retained by AABC, expenses associated with the sale, potential future payments to the buyer and expenses incurred with the liquidation of the remaining assets. The sale generated a pre-tax loss of approximately $11,600,000. Cash proceeds from the sale were used to reduce the balance on the Senior Credit Facility and trade payables, acquire $3,300,000 of Senior Secured Notes, and repay other long-term debt and non-compete agreements.

    During 1995, AABC sold franchises and distribution rights in Rockford, Illinois, three Ohio counties, Oklahoma City, Oklahoma, and two West Virginia counties for combined proceeds of approximately $3,345,000 and recognized gains totaling approximately $418,000. AABC also sold two distribution facilities in Milwaukee, Wisconsin, and Fairmont, West Virginia for combined proceeds of approximately $1,383,000 and recognized gains totaling approximately $153,000. The facilities were no longer needed due to the implementation of a double bottoming distribution system.

    The gains from the asset sales discussed above are recognized in the statement of operations for the year ended December 31, 1995 and are offset by the write-off of AABC's remaining franchise and distribution rights of $486,000 relating to its former New Orleans division. These remaining franchise and distribution rights have no ongoing value as the operation in New Orleans has been liquidated by its owners. In October, 1995, AABC ceased the sale of Sundrop in its Mid-West territories and correspondingly wrote-off its unamortized franchise balance resulting in a loss of $83,000.

    On March 23, 1996, the Company sold assets in St. Paul, Duluth and Rochester, Minnesota and North and South Dakota to an unrelated party for proceeds of approximately $5,600,000, resulting in a loss on sale of approximately $2,900,000. The assets sold included warehouse inventory in St. Paul, selected warehouse equipment, vendors and visicoolers, and franchise and distributor agreements. Sale proceeds included $5,400,000 in cash paid at closing which was used to reduce the balance on the Company's Senior Credit Facility, and a receivable of $200,000 which was paid in September 1996.

    On November 22, 1996, the Company sold assets in Parkersburg, West Virginia to an unrelated party for proceeds of approximately $5,400,000 resulting
    in a gain on sale of approximately $3,100,000.   The assets  sold  included
    inventory,   vendors  and  visicoolers,  and  franchise   and   distributor
    agreements.  Sale  proceeds included $5,200,000 in cash paid at closing and
    a receivable of $200,000.   The  cash  proceeds  were  used  to  reduce the
    balance on the Company's Senior Credit Facility and to repurchase Senior Secured Notes.

    During 1996, the Company also sold franchise and distribution rights in Madison, Wisconsin, Pulaski, Tennessee and Roanoke, Virginia and real estate in Charleston, West Virginia for combined net sale proceeds of approximately $3,400,000, and recognized gains totaling approximately $1,200,000. Sale proceeds included $2,800,000 in cash paid at closing which was used to reduce the balance on the Company's Senior Credit Facility and to repurchase Senior Secured Notes and a $608,000 note with interest and principal due monthly.

    In January 1996, the Company acquired the franchise and distribution rights, accounts receivable, inventory, and fixed assets of an unrelated bottler in LaCrosse, Wisconsin. The purchase price was approximately $1,000,000 and was financed primarily through borrowings under the Company's Senior Credit Facility.

    The following table sets forth the Company's unaudited condensed pro forma consolidated statement of operations for the year ended December 31, 1996, assuming the sale of St. Paul, Roanoke, Duluth, and Parkersburg had occurred at the beginning of the year. The remaining dispositions are excluded from the pro forma information as they are considered not to have a significant impact on the consolidated financial statements of the Company. No pro forma balance sheet is presented as the results of these dispositions are already reflected in the December 31, 1996 consolidated balance sheet.

                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                       PRO FORMA
                                        HISTORICAL    ADJUSTMENTS      PRO FORMA
                                        ----------    ---------        ----------
        Net sales                       $   139951    $  (10770)<F1>    $  129181
        Cost of goods sold                   93104        (7986)<F1>        85118
                                        ----------    ---------        ----------
        Gross profit                         46847        (2784)            44063
        Operating expenses                   46272        (3944)<F1>        42328
                                        ----------    ---------        ----------
        Operating Income                       575         1160              1735
        Gain (loss) on asset sales            1279         (788)<F1>          491
        Interest expense                     (7433)         635<F2>         (6798)
        Other income (expense)                 584           35<F3>           619
                                        ----------    ---------        ----------
        Income (loss) before income taxes and
          extraordinary item                 (4995)        1042             (3953)
        Income tax (expense) benefit          (158)         475<F4>           317
                                        ----------   ----------        ----------
        Net income (loss) before
          extraordinary item             $   (5153)    $   1517        $    (3636)
                                        ==========   ==========        ==========
        Income (loss) per common share
          and common share equivalent:
            Primary and fully diluted    $  (26.80)                    $   (18.91)
                                        ==========                     ==========

<F1>
To  eliminate  the  operations  of  the St. Paul, Duluth, Roanoke  and
  Parkersburg divisions
<F2>
To record the reduction of interest expense  due  to the application of proceeds
<F3>
To record lease income on the retained St. Paul building
<F4>
To record the income tax effect of the pro forma adjustments.

    The pro forma information does not purport to be indicative of the results of operations which would have actually been obtained if the disposition transactions had been consummated as of the beginning of the year, or which may be obtained in the future.


13. SUBSEQUENT EVENTS

    In January, 1997, the Company purchased franchise rights and vending equip-ment in Cookesville, Tennessee for $50,000.

    In January, 1997, the Company purchased the assets of Beverage Service Corporation, a vending company doing business in Wisconsin owned by Randall Wissink, the Group President of the Mid-West Division, and Carl Heiss, the controller of the Mid-West Division, for $182,000. The assets included receivables, inventory and fixed assets purchased at fair market value.


14. ADJUSTED HISTORICAL RESULTS (UNAUDITED)

    During 1996, AABC sold certain assets constituting its St. Paul, Minnesota,
    Duluth,  Minnesota  Roanoke,  Virginia,  and  Parkersburg,  West   Virginia
    operations. The following table sets forth a summary of unaudited selected financial information for 1994, 1995 and 1996. For each of these periods, the selected financial information presented includes actual operating results for the Company, while "adjusted" information has also been provided for 1995 which eliminates all case sales data and all revenues and expenses relating to the St. Paul, Duluth, Roanoke and Parkersburg operations for the months in which they did not have operations in 1996. The other territory sales discussed in Note 12 have not been eliminated due to their immaterial impact on the comparability of the financial information provided.


                                                             For the Year Ended December 31,
                                               Historical         Adjustments       Adjusted
                             1994                 1995               1995             1995                  1996
                       Cases      Percent   Cases      Percent                   Cases     Percent      Cases       Percent
                     ---------   -------- ---------   --------    -----------  ---------   --------    --------    --------
DSD sales               25,520             21,001                   (2,233)<F1>  18,768                   17,524
Distributor sales        2,177              1,856                     (303)<F1>   1,553                    1,422
                     ---------            ---------              ---------    ---------                ---------
      Total franchise   27,697   81.0%     22,857       89.0%       (2,536)      20,321         88.0%     18,946         86.0%
Contract sales           6,378   19.0%      2,797       11.0%         -           2,797         12.0%      3,123         14.0%
                     ---------  --------  ---------   --------   ---------    ---------      --------   ---------     --------
      Total case sales  34,075  100.0%     25,654      100.0%       (2,536)      23,118        100.0%     22,069        100.0%
                     =========  ========  =========   ========   =========    =========      ========   =========     ========
Produced                30,996   91.0%     22,931       89.0%       (1,918)<F1>  21,013         91.0%     19,305         87.0%
Purchased                3,210    9.0%      2,541       10.0%         (526)<F1>   2,015          9.0%      2,537         12.0%
Inventory-(increase)      (131)               182        1.0%          (92)<F1>      90         -            227          1.0%
           decrease
                     --------- --------   ---------   --------   -----------  ---------      --------   ---------     --------
      Total case sales  34,075  100.0%     25,654      100.0%       (2,536)      23,118        100.0%     22,069        100.0%
                     ========= ========   =========   ========   ===========  =========      ========   =========     ========

                     Aggregate Per Case   Aggregate   Per Case  Adjustments    Aggregate    Per Case    Aggregate    Per Case
                     --------- --------   ---------   --------  -----------    ---------    --------    ---------    --------
Franchise sales      $ 171,262  $ 6.18   $ 151,595     $ 6.63   $  (16,098)<F1> $135,497       $ 6.67   $125,239     $ 6.61
Contract sales          24,273    3.81      13,559       4.85        -            13,559         4.85     14,712       4.71
                     ---------            ---------             ---------      ---------               ---------
      Net sales        195,535    5.74     165,154       6.44      (16,098)<F1>  149,056         6.45    139,951       6.34
Cost of goods sold     131,639    3.86     109,655       4.27      (11,640)<F1>   98,015         4.24     93,104       4.22
                     --------- --------   ---------   --------  -----------    ---------    ---------  ---------     --------
      Gross profit      63,896  $ 1.88      55,499     $ 2.17       (4,458)<F1>   51,041       $ 2.21     46,847     $ 2.12
Operating expenses      60,893              53,579                  (6,333)<F1>   47,246                  46,272
                     ---------            ---------              ---------     ---------               ---------
Operating income         3,003               1,920                   1,875         3,795                     575
Interest expense        (9,089)             (8,193)                    490<F2>    (7,703)                 (7,433)
Other non-operating
  income (expense)     (12,590)                485                     221<F3>       706                   1,863
                     ---------            ---------              ---------     ---------               ---------
Loss before income
 tax benefit           (18,676)             (5,788)                  2,586        (3,202)                 (4,995)
Income tax
 benefit (provision)     4,890               1,618                    (982)<F4>      636                    (158)
                     ---------            ---------              ---------     ---------               ---------
Net income (loss)
 before extra-
 ordinary item         (13,786)             (4,170)                  1,604        (2,566)                 (5,153)
Extraordinary item       -                   4,257                   -             4,257                     (95)
                     ---------            ---------              ---------     ---------               ---------
Net income (loss)    $ (13,786)          $      87               $   1,604     $   1,691               $  (5,248)
                     =========            =========              =========     =========               =========
EPS before extra-
 ordinary item       $  (64.54)          $  (19.52)                            $  (12.01)              $  (26.80)
EPS                  $  (64.54)          $    0.41                             $    7.91               $  (27.30)

EBITDA<F5>           $   9,057           $   7,404               $   1,475<F1> $   8,879               $   5,871

<F1>
To eliminate the operations of the St. Paul, Minnesota, Duluth, Minnesota, Roanoke, Virginia and Parkersburg, Vest Virginia operations.
<F2>
To record the reduction of interest expense due to the applications of the proceeds from the sale of St. Paul, Minnesota, Duluth, Minnesota, Roanoke, Virginia and Parkersburg, West Virginia operations.
<F3>
To eliminate the non-operating income (expense) of the St. Paul, Minnesota, Duluth, Minnesota, Roanoke, Virginia and Parkersburg, West Virginia operations.
<F4>
To record the income tax effect of the pro forma adjustments.
<F5>
EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c) depreciation, (d) amortization, (e) gain (loss) on asset sales,
(f) other non-cash charges, and (g) extraordinary gains. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 1, 1996, Price Waterhouse LLP sold its Oklahoma City practice to Coopers & Lybrand LLP, and as a result resigned as the independent accountants of the Company. The reports of Price Waterhouse LLP on the Company's financial statements for the years ended December 31, 1995 and 1994 contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principle. During 1994 and 1995 and through July 1, 1996, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused it to make reference thereto in its report on the financial statements for such years. During 1994 and 1995 and through July 1, 1996, there were no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

The Company engaged Coopers and Lybrand LLP as its new independent accountants
effective as of July 1, 1996.   During 1994 and 1995 and through July 1, 1996,
the Company did not consult with Coopers & Lybrand LLP regarding either (1) the application of accounting principles to a particular transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Coopers & Lybrand LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304
(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304
(a)(1)(v) of Regulation S-K.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information, as of December 31, 1996, with respect to each person who is an executive officer, director or significant employee of the Company and/or BBC, as indicated below.

Name                    Age                     Title
Stephen B. Browne       51          Chairman, President and Chief
                                    Executive Officer, BBC and the
                                    Company

Francisco A. Soler      51          Vice Chairman and Director, BBC and the
                                    Company

Stephen R. Kerr         50          Vice President and Chief Financial Officer,
                                    BBC and the Company

Danny R. Perry          52          Group President - Mid-South
                                    Group, the Company

Randall L. Wissink      38          Group President - Mid-West Group, the
                                    Company

Tom King                53          Director, BBC and the Company

Diego Ribadeneira       51          Director, BBC and the Company

Adolfo Salume A.        34          Director, BBC and the Company

Jim L. Turner           51          Director, BBC and the Company


      Each director is elected annually and serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. See Item 13 "Certain Relationships and Related Transactions" for a description of certain arrangements pursuant to which BBC's directors were elected. Officers of the Company and BBC serve at the discretion of the Board of Directors of Company and BBC, respectively.


Business Experience

      Stephen B. Browne has spent his entire career in the soft drink bottling industry. His family has been engaged in soft drink bottling since 1914 and has owned and operated Coca-Cola franchises since 1922. He served as General Sales Manager of the Coca-Cola Bottling Company of Miami from 1968 to 1972 and was Vice Chairman of Full Service Beverage Company, an independent bottler located in Wichita, Kansas, from 1972 to 1990. He has served as President of Royal Crown Cola Bottlers Association. He has served as Chairman, President and Chief Executive Officer of the Company and of BBC since 1987. He is a graduate of the Lawrenceville School and the University of Oklahoma.

      Francisco A. Soler has served as a Director of the Company and BBC since 1992 and Vice-Chairman of the Board of Directors of the Company and BBC since 1993. Mr. Soler is the Chairman and major stockholder of The Harbour Club, a London sports/tennis center. He has served as Chairman of International Bancorp of Miami, Inc., a bank holding company, since 1986, and as Chairman of HBS Finance Corporation, an investment banking firm, since 1974. He is a Director of U.S. Can Corporation and United States Can Company. Mr. Soler has served as El Salvador's Ambassador to Jamaica since 1991 and, from 1980 to 1989, as its Ambassador to the European Economic Community. He is a graduate of the Lawrenceville School, Harvard College, and Harvard Business School.

      Stephen R. Kerr joined the Company in 1989 as Vice President and Chief Financial Officer. Mr. Kerr served as a director of each of the Company and BBC from 1989 to 1992. From 1985 to 1989, he served as President and Chief Operating Officer of City Bank and Trust Company, an Oklahoma banking institution, and City Bank Shares, Inc., the holding company of City Bank and Trust Company. Prior to that time, he served in various lending and management capacities with the Harris Bank and Trust (Chicago). Mr. Kerr is a graduate of the University of Oklahoma.

      Danny R. Perry has been associated with the Company since 1962. He was promoted to General Manager of the Louisville Division in 1977 and to President of the Louisville Division in 1987. Mr. Perry was appointed Vice President and Chief Operating Officer of the Company in 1990. In 1994, Mr. Perry was appointed Group President, Mid-South Group, which includes management responsibility for the Louisville, West Virginia and Tennessee divisions. He has served as President of Royal Crown Cola Bottlers Association and as President of Canada Dry Bottlers Association. He is a graduate of the University of Louisville.

      Randall L. Wissink has been employed by the Company since 1977 when he began seasonal employment in the manufacturing area. He accepted a full-time sales position in 1981 and was promoted through several positions, including operations management and Vice President of Marketing. Mr. Wissink was promoted to President of the Oshkosh Division in 1989. In 1994, Mr. Wissink was appointed Group President, Mid-West Group, which includes management responsibility for the Oshkosh and St. Paul divisions. He is a graduate of the University of Wisconsin.

      Tom King has served as a director of the Company and BBC since 1993. Mr. King has been a member of the law firm of King, Roberts & Beeler of Oklahoma City, Oklahoma since 1972. He is a graduate of the University of Oklahoma and the University of Oklahoma Law School.

      Diego Ribadeneira has served as a Director of the Company and BBC since 1992. Mr. Ribadeneira has served as President and Chief Executive Officer of Florida and South America Holdings, Inc., a real estate holding company, since 1983, and as the Chairman of Mecanos S.A.C., a corporation engaged in vehicle and heavy equipment distribution in Ecuador, since 1983. He is a graduate of Babson College.

      Adolfo Salume A. has served as a Director of the Company and BBC since 1992. Mr. Salume has served as President of American Real Company, Inc., an investment banking and real estate firm, since 1987. He is a graduate of Harvard College and Harvard Business School.

      Jim L. Turner has served as a Director of the Company and BBC since 1992. Mr. Turner has served as Chairman of the Board of Dr Pepper Bottling Holdings, Inc. and Chairman, President and Chief Executive Officer of its subsidiary, Dr Pepper Bottling Company of Texas, since 1985. He is a director of the Morningstar Group, Inc. and Baylor Health Care System Board. Mr. Turner is a graduate of Baylor University.


ITEM 11.    EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid or accrued by the Company and BBC for services rendered during 1994, 1995 and 1996 to (I) the Company's Chief Executive Officer and (ii) each of the Company's other executive officers.

                        Summary Compensation Table

                                Annual Compensation
                                                          Other         All
Name and                                               Annual Com-   Other Com-
Principal Position        Year    Salary<F1> Bonus<F1> pensation<F2> pensation<F3>
Stephen B. Browne         1996   $ 250,000  $ 100,000          -     $   35,874
  Chairman, President     1995   $ 250,000  $  35,489          -     $   29,095
  and Chief Executive     1994   $ 250,000  $ 500,000<F4>      -     $    6,000
  Officer

James J. Harford<F5>      1996   $ 121,875         -           -     $    4,641
  Vice President and      1995   $ 150,000  $  50,000          -     $    2,854
  Chief Operating
  Officer

Danny R. Perry            1996   $ 120,000         -           -     $    5,980
 Group President-Mid      1995   $ 120,000   $ 19,000          -     $   10,235
 South Group              1994   $ 120,000   $ 49,000          -     $    6,000

Stephen R. Kerr           1996   $ 120,000   $100,000          -     $    8,664
 Vice President and       1995   $ 120,000   $ 44,700          -     $   11,181
 Chief Financial          1994   $ 120,000   $ 40,000          -     $    6,000
 Officer

Randall L. Wissink        1996   $ 100,000         -           -     $    3,667
 Group President-         1995   $ 100,000         -           -     $    4,840
 Mid-West Group           1994   $  90,500   $ 21,000          -     $    3,790

<F1>
The amounts shown include compensation the receipt of which was deferred pursuant to the Savings Plan or the named officer's Deferred Compensation Agreement (as described below under "Executive Compensation Pursuant to Plans").
<F2>
Following the rules of the Securities and Exchange Commission (the "Commis-sion"), perquisites and other personal benefits, securities or property which, in the aggregate, do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for a named executive officer for a fiscal year have been omitted.
<F3>
The 1996 amounts shown include the following: for Mr. Browne, the Company's matching contribution to his Savings Plan account of $4,015 and above-market interest earned under his Deferred Compensation Agreement of $31,859; for Mr. Harford, the Company's matching contribution to his Savings Plan account of $4,109 and above-market interest earned under his Deferred Compensation Agreement of $532; for Mr. Perry, the match on his Savings Plan account of $5,040 and above-market interest earned under his Deferred Compensation Agreement of $940; for Mr. Kerr, the match on his Savings Plan account of $5,447 and above-market interest earned under his Deferred Compensation Agree-ment of $3,217; and for Mr. Wissink, the match on his Savings Plan account of $3,667.
<F4>
Mr. Browne was awarded a $500,000 bonus in connection with the sale of the Washington D.C. division in September 1994, half of which was paid in September 1994. Mr. Browne elected to defer payment of the other installment of $250,000 pursuant to his Deferred Compensation Agreement.
<F5>
Mr. Harford resigned in October, 1996.


Employment Agreements

BBC and the Company have employment agreements with Danny R. Perry and Stephen
R. Kerr which are automatically extended on a year-to-year basis unless the employee or either of BBC or the Company terminates the agreement. Each agreement currently extends until December 31, 1997. Except where the employee is terminated for Cause (as defined below), or where the employee voluntarily terminates his employment, upon any termination the Company is obligated to make a lump-sum severance payment to the employee equal to the greater of (i) one year's salary or (ii) the total cash compensation received by the employee for the twelve months preceding such termination, and to permit the employee to continue to participate in certain benefit plans for one year from the date of termination. "Cause" is defined to mean fraud, willful misconduct, gross neglect of duties, gross insubordination, willful failure to perform duties, and the conviction of a felony. As of December 31, 1996, such severance amounts would total approximately $126,000 and $235,000 for Messrs. Perry and Kerr, respectively.


Executive Compensation Pursuant to Plans

BBC and the Company maintain certain compensation plans, programs and arrangements for their executive officers. Set forth below is a description of each plan pursuant to which cash or non-cash compensation was paid or distributed during the years ended December 31, 1994, 1995 and 1996, or is proposed to be paid or distributed in the future, to the individuals described in the Summary Compensation Table above. Excluded from the descriptions below are any group life, health, hospitalization, medical reimbursement or relocation plans which do not discriminate, in scope, terms or operation, in favor of officers or directors of BBC and the Company that are available generally to all salaried employees of such companies.

The Company 401(k) Retirement Savings Plan. Effective January 1, 1990, the Company implemented the All-American Bottling Corporation 401(k) Retirement Savings Plan (the "Savings Plan"), a voluntary, contributory 401(k) savings plan. The Savings Plan currently permits employees of the Company to commence participation in the Savings Plan as of the first January 1 or July 1 following the completion of twelve months of service and the attainment of 21 years of age. Participants may make tax-deferred contributions from 1% to 15% of their compensation during each year, subject to statutory limits imposed under
Section 401(k) and other applicable sections of the Internal Revenue Code of 1986, as amended. The Savings Plan provides for a matching contribution by the Company equal to 100% of the participant's first 2% of compensation deferred pursuant to the Savings Plan, and 50% of the next 4% of compensation so deferred.

Participants in the Savings Plan are at all times fully vested in their contributions and in the earnings attributable to their contributions and become fully vested in Company contributions made on their behalf after three years of service. The Savings Plan permits withdrawals during employment in the event of proven financial hardship. In the case of termination of employment, disability, or death, a participant's account balance is distributed to the participant (or his beneficiary) in a lump sum.

1996 Incentive Compensation Plan. In December 1995, the Company implemented a 1996 Incentive Compensation Plan (the "1996 Incentive Plan") pursuant to which approximately 32 key employees of the Company are eligible to receive cash bonuses based on, among other things, the Company's financial performance. Amounts paid by the Company under the 1994, 1995 and 1996 Incentive Compensation Plans (predecessor plans in effect during 1994, 1995 and 1996 which were substantially similar to the 1996 Incentive Plan) to the individuals named in the Summary Compensation Table above are set forth in the column labeled "Bonus."

Nonqualified Deferred Compensation Agreements. Certain of the Company's key management executives have entered into nonqualified deferred compensation agreements with the Company (the "Nonqualified Deferred Compensation Agreements"). The Nonqualified Deferred Compensation Agreements permit participants selected by the Board of Directors to elect to defer up to 100% of their salary to be invested at the discretion of the Board of Directors. The determination of earnings and/or losses which accrue on deferred amounts is made in the discretion of the Board of Directors and may be (but is not required to be) based upon the rate of return provided under any securities issued by the Company, which may include the Company's Senior Notes.

The Company may, in its sole discretion, make matching contributions in an amount equal to the percentage of salary deferred by the participant, or at such specified dollar amount as is designated by the Company. For 1996, the Company did not make a matching contribution. All amounts deferred under the Nonqualified Deferred Compensation Agreements or contributed by the Company will at all times be subject to the claims of the creditors of the Company.

Executives entering into Nonqualified Deferred Compensation Agreements are at all times fully vested in their contributions and become fully vested in any Company contributions made on their behalf after three years of service. In the event of death or disability or termination of employment within two years of a "change of control," participants become fully vested in any Company contributions made on their behalf. Upon termination of employment, death or disability, a participant's vested account balance is distributed to the participant (or his beneficiary) in a lump sum if the account balance is $50,000 or less. If the account balance exceeds $50,000, payment is made in monthly installments over 10 years. These terms are subject to change at the Company's option.

As of December 31, 1996, Stephen B. Browne, R. Michael Mowry, Edward Moore, Danny Perry, David Zittnan and Stephen R. Kerr have entered into Nonqualified Deferred Compensation Agreements with the Company.


Compensation of Directors

Directors of the Company and BBC do not receive compensation for their service as a director, other than Jim L. Turner and Tom King, who receive $500 per meeting attended and $500 per month. All directors are reimbursed for expenses incurred in attending board meetings.


Compensation Committee Interlocks and Insider Participation

Decisions regarding compensation of executive officers of the Company are made by the Company's Board of Directors. Mr. Browne participated in deliberations of the Board of Directors regarding the compensation of executive officers. Messrs. Ribadeneira, Salume and Soler are directors of International Management Corp. ("IMC"), which provides financial advisory and consulting services to BBC and the Company. Pursuant to a letter agreement dated August 3, 1992 (the "Consulting Agreement"), IMC agreed to provide BBC and the Company such advisory and consulting services for a monthly fee of $29,000 through July 15, 1994. The Consulting Agreement was amended on July 1, 1994 to extend the term of IMC's engagement thereunder through July 15, 1996 and to provide for a monthly fee to IMC of $15,000 during the extension period. A monthly fee was not paid for the period of July 15, 1996 to December 31, 1996. See Item 13 "Certain Relationships and Related Transactions -- International Management Corp."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The Company

The authorized capital stock of the Company consists of 100,000 shares of common stock, $.01 par value per share, all of which have voting rights and all of which are presently outstanding and owned by BBC. BBC's only business is its ownership of the common stock of the Company.

BBC

The authorized capital stock of BBC consists of: (i) 220,295 shares of Common Stock, $.01 par value per share ("Common Stock"), (ii) 5,263 shares of Nonvoting Common Stock, $.01 par value per share ("Nonvoting Common Stock"), and (iii) 1,000 shares of Series B Preferred Stock, $.01 par value per share ("Series B Preferred Stock").

In August 1993, pursuant to the Recapitalization Plan and in connection with the offering of the Senior Notes, BBC offered and sold 21,360 warrants (the "Warrants") of BBC, each entitling the holder thereof to purchase one share of Common Stock, at an exercise price of $.01 per share, subject to certain anti-dilution adjustments. Upon exercise, the holders of the Warrants are entitled, in the aggregate, to receive 21,360 shares, subject to certain anti-dilution adjustments, of Common Stock (the "Warrant Shares"), representing 10% of the shares of Common Stock outstanding, on a fully diluted basis, as of consummation of the offering. The Warrants expire on August 15, 2003 and are exercisable on the earlier to occur of (I) August 15, 1998, (ii) an initial public offering of the Common Stock of BBC or the Company, (iii) a Change of Control (as defined therein) and (iv) certain other triggering events. The holders of Warrants are entitled to customary tag-along rights and piggy-back registration rights, and one demand registration right. Pursuant to a Warrantholders Agreement by and among BBC, the Company, current stockholders of BBC and BT Securities Corporation (the "Warrantholders Agreement"), beginning August 15, 1998 and not later than August 15, 2001, BBC and the Company have the right to purchase all, but not less than all, of the Warrants and Warrant Shares upon exercise of a call option. On February 15, 2002, each holder of the Warrants or Warrant Shares shall have the right to sell the Warrants and/or Warrant Shares to BBC and the Company upon exercise of a put option. In December 1996, All-American Bottling Financial Corporation ("Financial"), a wholly-owned subsidiary of the company, purchased 1,025 of these warrants resulting in 20,335 warrants outstanding at December 31, 1996. For additional information relating to the terms of the call and put options, see the Warrantholders Agreement, a copy of which has been filed with the Commission and is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

As of December 31, 1996, there were 192,244 shares of Common Stock issued and outstanding, and 21,360 shares of Common Stock reserved for issuance upon exercise of the Warrants. There are no shares of Nonvoting Common Stock outstanding. The Common Stock is the only class of capital stock of BBC which has voting rights. The Stockholders' Agreement (as defined herein) contains a requirement that certain significant actions of BBC may be taken only upon the affirmative vote of the holders of 75% of the outstanding shares of the Common Stock. See Item 13 "Certain Relationships and Related Transactions -- Stockholders' Agreement."

The Series B Preferred Stock has a liquidation preference of $1,000 per share and is not entitled to dividends. BBC, at its option, may redeem the Series B Preferred Stock at any time at a redemption price of $1,000 per share. All authorized shares of Series B Preferred Stock are presently issued and outstanding.

The following table sets forth, as of December 31, 1996, the number and percentage of shares of BBC capital stock beneficially owned by (i) each person known to the Company to be the beneficial owner of more than 5% of any class of BBC's equity securities, (ii) each director of the Company or BBC, and (iii) all directors and executive officers of the Company and BBC as a group.


                                  Amount and Nature
                                    of Beneficial         Percentage of Class
                                 Ownership of BBC<F1>          Outstanding
                                            Series B                Series B
                                     Common Preferred       Common  Preferred
                                      Stock    Stock      Stock<F1>     Stock
Name & Address
Stephen B. Browne<F2><F6>           107,016   500.00          55.7%      50%
    Colcord Building
    15 N. Robinson
    Oklahoma City, OK 73102
Browne Oklahoma Properties
 Partnership<F2>                     48,269       --          25.1%      --
    Colcord Building
    15 N. Robinson
    Oklahoma City, OK 73102
Adolfo Salume A.<F3><F6>                 --       --           --        --
    c/o Comersal
    KM.10 Carretera a La Libertad
    San Salvador
    El Salvador
Adolfo Miguel Salume<F3>             47,168   280.00          24.5%      28%
    c/o Comersal
    KM.10 Carretera a La Libertad
    San Salvador
    El Salvador
Colinvest Bottling Corporation<F3>   28,638   170.00          14.9%      17%
    c/o Comersal
    KM.10 Carretera a La Libertad
    San Salvador
    El Salvador
Art Bottling Corporation<F3>          9,265    55.00           4.8%     5.5%
    c/o Comersal
    KM.10 Carretera a La Libertad
    San Salvador
    El Salvador
Sol Bottling Corporation<F3>          9,265    55.00           4.8%     5.5%
    c/o Comersal
    KM.10 Carretera a La Libertad
    San Salvador
    El Salvador
Diego Ribadeneira<F4><F6>                --      --             --       --
    c/o Inversiones Aries S.A.
    German Aleman 150 y 6 de Diciembre
    Quito, Ecuador
Inversiones Aries S.A.<F4>           10,107    60.00           5.3%       6%
    German Aleman 150 y 6 de Diciembre
    Quito, Ecuador
Francisco A. Soler<F5><F6>           12,701    75.40           6.6%     7.5%
    Harbour Club
    Watermeadow Lane
    London SW6 ZRR
Tom King<F6>                          1,000      --            0.5%      --
    Colcord Building
    15 N. Robinson
    Oklahoma City, OK 73102
Jim L. Turner<F6>                        --      --             --       --
    c/o Dr. Pepper Bottling Company of Texas
    P.O. Box 655024
    Dallas, TX 75265
All directors and executive
 officers as a group                120,717   575.40          62.8%      57.5%

<F1>
Except as indicated by footnote, the persons named in the table above have sole voting and investment owner with respect to all shares of capital stock indicated as beneficially owned by them.
<F2>
Each of Stephen B. Browne and Browne & Browne Partners holds a 50% interest in Browne Oklahoma Properties Partnership. Stephen B. Browne and his sister, Deborah Browne-Snell, each own a 50% interest in Browne & Browne Partners. Accordingly, Mr. Browne may be deemed to be the beneficial owner of the 48,269 shares held by Browne Oklahoma Properties Partnership, and such shares are included in the foregoing table as being beneficially owned by Mr. Browne.
<F3>
Colinvest Bottling Corporation ("Colinvest"), Sol Bottling Corporation ("Sol") and Art Bottling Corporation ("Art") are corporations affiliated with Adolfo Miguel Salume or certain of his relatives. Adolfo Miguel Salume and members of his family may be deemed to be the beneficial owners of all of the shares held by Colinvest, Sol and Art. Adolfo Miguel Salume is the father of Adolfo Salume A.
<F4>
Inversiones Aries S.A. ("Aries") is a corporation owned by an irrevocable discretionary trust (pursuant to which Mr. Ribadeneira and certain of his relatives could benefit). The trustee of the trust, Lloyd's Bank International (Bahamas), possesses sole voting and investment power with respect to the shares owned by Aries and, accordingly, Mr. Ribadeneira disclaims beneficial ownership of such shares.
<F5>
Includes 7,277 shares of Common Stock and 43.2 shares of Series B Preferred Stock held by Windsor International Corporation ("Windsor") and 5,424 shares of Common Stock and 32.20 shares of Series B Preferred Stock held by The World Financial Corporation S.A. ("World"), corporations affiliated with Mr. Soler or certain of his relatives. Mr. Soler may be deemed the beneficial owner of all 12,701 shares of Common Stock and 75.40 shares of Series B Preferred Stock held by Windsor and World. Mr. Soler is also one of the three voting members of the Board of Directors of Atlas World Carriers, S.A. ("Atlas"), which holds 5,458 shares of Common Stock and 32.40 shares of Series B Preferred Stock. The stock of Atlas is owned by certain relatives of Mr. Soler, but he may be deemed to be the beneficial owner of the shares owned by Atlas.
<F6>
The named individuals are directors of the Company and BBC. Executive officers who do not beneficially own shares of BBC capital stock are not included in the foregoing table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stephen B. Browne

      In March 1992, Stephen B. Browne purchased from the Company its Louisville, Kentucky production facility in a sale-leaseback transaction. Pursuant to such sale-leaseback, the Company leases the facility from Mr. Browne at a monthly rental of $36,200 under a 15-year operating lease expiring April 1, 2007, subject to a 10-year renewal option. During 1996, the Company made aggregate rental payments under this lease to Mr. Browne of $434,600.
The Company leases certain Oklahoma City warehouse space for its Oklahoma City operations from Browne Oklahoma Properties Partnership (d/b/a Oklahoma Properties Partnership). Stephen B. Browne and his sister, Deborah Browne-Snell, each own a 50% interest in Browne Oklahoma Properties Partnership. The lease provides for monthly lease payments of $10,000 and expires on September 1, 2002. During 1996, the Company made payments under this lease aggregating approximately $120,000.

The Company leases office space from Colcord Partners, Ltd. in the Colcord Building, located in downtown Oklahoma City, to house its corporate headquarters. Stephen B. Browne is the managing general partner of, and owns a 35% interest in, Colcord Partners, Ltd., and the Company owns an approximate 5% limited partnership interest in Colcord Partners, Ltd. During 1996, the Company executed a new lease which provides for monthly rental payments of approximately $6,000 and expires on August 1, 2001. During 1996, the Company made payments under all leases aggregating approximately $101,000.

The Company leases space in an Oshkosh warehouse owned by 2900 Jackson Investments to house the Company's Oshkosh distribution center. Stephen B. Browne, Randall L. Wissink, the Group President - Mid-West Group of the Company, and Donald C. Wissink (who is Randall L. Wissink's father) own interests of 50%, 25% and 25%, respectively, in 2900 Jackson Investments. The lease provides for lease payments of approximately $155,000 per year through 1997 and expires on January 1, 2002. During 1996, the Company made payments under this lease aggregating approximately $155,000.

Based upon the costs associated with procuring similar lease arrangements in the applicable geographic vicinities, the Company believes that the lease arrangements described in the preceding four paragraphs are on terms no less favorable to the Company than those which could have been obtained in comparable arm's length transactions with independent third parties.

Mr. Browne is a director of Beverage Associates Cooperative, Inc. ("BAC"), a buying cooperative of independent bottlers of which the Company is a member and through which it purchases certain raw materials. Jim L. Turner, a director of BBC and the Company, is also a director of BAC, and Dr Pepper Bottling Company of Texas, of which Mr. Turner is Chairman, President and Chief Executive Officer, is a member of BAC and purchases products through BAC.

      During 1996, Stephen B. Browne, his sister, Deborah Browne-Snell, his wife, Cheryl Browne, Browne Oklahoma Properties Partnership, Browne & Browne Partners, a partnership in which Stephen B. Browne and Deborah Browne-Snell, each own a 50% interest, Tennessee Properties, owned by Stephen B. Browne and Deborah Browne-Snell, Louisiana Bottling Limited Company, a company owned by Stephen B. Browne and the New Stockholders (as defined below under "International Management Corp.") and Stephen R. Kerr from time to time made unsecured loans to the Company at 9.25%, the same interest rate charged under the Company's Senior Credit Facility. At December 31, 1996 no amount was owed Mr. Browne or Louisiana Bottling Limited Company, $602,000 was owed to Mrs. Browne-Snell, $12,000 was owed to Mrs. Browne, $313,000 was owed to Browne Oklahoma Properties Partnership, $171,000 was owed to Browne & Browne Partners, $110,000 was owed to Tennessee Properties, and $86,000 was owed to Mr. Kerr. During 1996 interest of $134,000 was paid on these loans. The highest amount outstanding under such loans during 1996, at varying times, was $3,050,000 to Mr. Browne, $1,300,000 to Mrs. Browne-Snell, $59,000 to Mrs. Browne, $313,000 to Browne Oklahoma Properties Partnership, $171,000 to Browne & Browne Partners, $110,000 to Tennessee Properties, $27,000 to Louisiana Bottling Limited Company and $151,000 to Mr. Kerr. In addition, at the request of certain suppliers, Mr. Browne has from time to time guaranteed the Company's obligation to pay for certain purchased inventory. No amounts have been paid by Mr. Browne pursuant to such guarantees, and no such guarantees are presently outstanding.

In April, 1996, Stephen B. Browne entered into a management agreement with Full Service Beverage Company ("FSB"). Subsequent to April, 1996, FSB sold approximately $1,900,000 of finished product to the Oklahoma City Division.
The Company believes that the terms of such purchases are similar to the terms of other purchases of finished product from FSB by its other bottling company customers. Also, during 1996, the Company sold finished goods and raw materials at cost to FSB aggregating approximately $1,900,000. At December 31, 1996, the Company owed FSB $289,000 and FSB owed the Company $785,000.


International Management Corp.

      Pursuant to a letter agreement dated August 3, 1992, International Management Corp. ("IMC") agreed to provide BBC and the Company with financial advisory and consulting services for a monthly fee of $29,000 through July 15, 1994. The letter agreement was amended to extend the term of IMC's engagement thereunder through July 15, 1996 and to provide for a monthly fee to IMC of $15,000 during the extension period. During 1996, the Company paid fees to IMC thereunder totaling $105,000. Diego Ribadeneira, Adolfo Salume A. and Francisco A. Soler, who are the directors of IMC, serve as directors of the Company and BBC. See Item 11 "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Stockholders' Agreement." Based upon the financial and business expertise of the principals of IMC, the services rendered by such individuals to the Company, and the costs associated with the retention of advisors with comparable expertise, the Company believes that the terms of the letter agreement were no less favorable to the Company than those which could have been obtained in a comparable arm's-length transaction with an independent third party.

      Effective December 9, 1992, IMC distributed all shares of BBC stock and all rights to acquire such stock owned by it to its stockholders (the "New Stockholders"). Colinvest Bottling Corporation, Art Bottling Corporation, Sol Bottling Corporation and Inversiones Aries S.A., each of which owns more than 5% of a class of BBC equity securities, are each New Stockholders.

Stockholders' Agreement

Election of Board. Pursuant to a Stockholders' Agreement among the Stockholders (as defined therein) and BBC, as amended and restated through August 16, 1993 (the "Stockholders' Agreement"), the New Stockholders and their permitted transferees are together entitled to nominate three of BBC's seven directors, and Stephen B. Browne, certain of his affiliates and his permitted transferees ("Browne"), are together entitled to nominate four of such directors. Currently, the nominees of the New Stockholders on the BBC board are Diego Ribadeneira, Adolfo Salume A. and Francisco A. Soler, and Browne's nominees are Stephen B. Browne, Tom King and Jim L. Turner. Mr. Browne has not exercised his right under the Stockholders' Agreement to designate another individual to BBC's Board of Directors. In the event that Franchisors under those franchise agreements of BBC or the Company which are material to the business of BBC and the Company consent to the ownership by the New Stockholders (or any director nominee thereof) of 50% or more of the then outstanding voting securities of BBC, then the BBC board will be increased to eight members, and each of Browne and the New Stockholders will be entitled to nominate four of such directors. The stockholders of BBC who are parties to the Stockholders' Agreement have agreed to vote in favor of nominees chosen in accordance with the Stockholders' Agreement.

Unless earlier terminated by the holders of at least 75% of the shares of Common Stock subject to the Stockholders Agreement, such agreement shall terminate on July 23, 2007.

Supermajority Voting Provisions. Pursuant to the Stockholders' Agreement, the affirmative vote of 75% of the combined voting power of the holders of Common Stock then outstanding is required in order for BBC, among other things, to commit unconditionally to or to take any of the following actions: (i) to amend the articles of incorporation or by-laws of BBC; (ii) to enter into any line of business other than the beverage bottling and distribution business; (iii) to merge, exchange shares or consolidate with or into another entity (other than a merger or consolidation of a wholly-owned subsidiary of BBC into BBC); (iv) to merge or consolidate any subsidiary of, or entity controlled by, BBC with or into any entity (other than a merger or consolidation of a wholly-owned subsidiary of BBC into BBC); (v) to adopt any plan or proposal for the dissolution or liquidation of BBC; (vi) to sell assets (including any capital stock of any subsidiary) of BBC or any subsidiary of BBC if the aggregate sales price for such assets exceeds $500,000 in any individual transaction or $1.0 million in the aggregate in any consecutive 12-month period, with certain exceptions; (vii) the acquisition by BBC or any subsidiary of BBC of assets, stock or any interest in any entity if the aggregate purchase price (including assumed liabilities) exceeds $250,000 in any individual transaction or $500,000 in the aggregate in any consecutive 12-month period; (viii) the incurrence by BBC or any subsidiary of BBC of additional indebtedness for borrowed money, with certain exceptions; (ix) the filing of, or consent to, by BBC or any of its subsidiaries of any bankruptcy, custodianship, reorganization or similar proceeding; (x) to enter into any agreement or transaction between BBC or any of its subsidiaries and any stockholder or any affiliate of any stockholder of BBC or any subsidiary; (xi) to amend or enter into any employment-related agreements with any director, officer or employee of BBC or any of its subsidiaries, other than ordinary course salary and fringe benefit arrangements with respect to non-executive employees; (xii) to redeem or purchase, or otherwise acquire, shares of the capital stock of BBC other than pursuant to a purchase contemplated by the Stockholders' Agreement; (xiii) to issue any securities of BBC or any of its subsidiaries; (xiv) to settle outside of the ordinary course of business any material claim, obligation, debt, demand, suit or judgment against BBC or any of its subsidiaries; and (xv) to approve the annual plan and budget (including capital expenditures) of BBC and its subsidiaries and any material amendment or modification thereto. The foregoing supermajority voting rights will remain in effect as long as the Stockholders' Agreement is in effect. On February 21, 1995, the Stockholders' Agreement was amended to provide that the foregoing 75% shareholder approval requirement will be satisfied for the purposes of the Stockholders' Agreement if the action is approved by the Board of Directors with the unanimous approval of Messrs. Browne, Soler, Ribadeneira and Salume.

Registration Rights. Pursuant to the Stockholders' Agreement, the Stockholders and their affiliates are entitled to certain rights with respect to the registration of shares of Common Stock held by them. Mr. Browne and his affiliates are entitled on two occasions, and the New Stockholders and their affiliates are entitled on two occasions, to require BBC to register their shares under the Securities Act of 1933(a "demand" registration). The Stockholders are also entitled to require BBC to use its best efforts to include on a pro rata basis their shares of Common Stock in a registered offering of equity securities by BBC for its own account or for the account of selling security-holders, subject to marketing restrictions determined by the managing underwriter (a "piggyback" registration). BBC is required to bear all registration expenses (other than underwriting discounts and commissions) in connection with such registrations. The holders of 191,244 shares of Common Stock are entitled to registration rights under the Stockholders' Agreement.

Other Actions. Pursuant to the Stockholders' Agreement, and subject to compliance with any franchise agreement or material loan agreement (including the Indenture relating to the Senior Notes and the Senior Credit Facility) to which the Company or BBC is a party, BBC, the New Stockholders and Stephen B. Browne have agreed to take all commercially reasonable actions with respect to any transaction proposed by the holders of at least 25% of the then outstanding Common Stock at any time after July 23, 1997, which is intended to result in the realization of value with respect to the equity interest of the BBC stockholders. Such transaction may include a recapitalization or reorganization of BBC, a dividend or other distribution to BBC stockholders, a sale of assets, or a public or private offering of capital stock of BBC; so long as (a) the transaction does not render BBC insolvent or require BBC to incur debts beyond its ability to pay; (b) the transaction will not leave BBC with unreasonably small capital for its business; (c) the transaction does not materially impair the long-term viability of BBC; (d) the per share consideration to be received by, or which is offered to, the BBC stockholders as a result of such transaction is the same for all such stockholders; and (e) unless each of Browne and the New Stockholders otherwise consent, each of Browne and the New Stockholders must hold the same percentage equity interest in BBC relative to each other after the transaction as each held relative to each other immediately prior to such transaction.


Noncompetition Agreements

BBC and the Company have entered into Noncompetition Agreements with both Stephen B. Browne and IMC which require Mr. Browne and IMC, respectively, to refrain from engaging in any business activity which is in competition with any business of BBC or the Company in the United States for so long as Mr. Browne or IMC (or its stockholders) hold at least 10% of the outstanding voting Common Stock of BBC and for a period of three years thereafter. No amounts are payable under the Noncompetition Agreements.


Other Transactions

Jim L. Turner, a director of BBC and the Company, is the Chairman, President and Chief Executive Officer of Dr Pepper Bottling Company of Texas, which is one of several outside suppliers of finished product to the Company's Oklahoma City division. During 1996, the aggregate amount of purchases of finished goods for the Oklahoma City division from such supplier totaled approximately $2,010,000. The Company believes that the terms of such purchases are no less favorable to the Company than the terms of other purchases of finished product from such supplier by such supplier's other bottling company customers.

Tom King is a partner in the law firm of King, Roberts & Beeler which has acted as counsel to the Company. During 1996, the Company paid legal fees of approximately $44,000 to King, Roberts & Beeler.

In January, 1997, the Company purchased the assets of Beverage Service Corporation, a vending company doing business in Wisconsin owned by Randall Wissink, the Group President of the Mid-West Division, and Carl Heiss, the controller of the Mid-West Division, for $182,000. The assets included accounts receivable, inventory and fixed assets purchased at fair market value.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)  The following documents are filed as a part of this report:

     1.  The following exhibits, including those incorporated by reference.

Exhibit
Number           Exhibit
3.1      Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's
         Registration Statement on Form S-4 (File No. 33-69832)).

3.2 Amended and Restated Certificate of Incorporation of BBC (incorporated herein by reference to Exhibit 3.2 filed as a part of the Company's
         Registration Statement on Form S-4 (File No. 33-69832)).

3.3 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.3 filed as a part of the Company's Registra-tion Statement on Form S-4 (File No. 33-69832)).

3.4 Amended and Restated By-Laws of BBC (incorporated herein by reference to Exhibit 3.4 filed as part of the Company's Registration Statement on Form S-4 (File No. 33-69832)).

4.1      Indenture between the Company, BBC and Bank of Oklahoma, National
         Association, as Trustee, dated as of August 15, 1993 (including specimen certificate of 13% Senior Secured Note due 2001, Series A and form of 13% Senior Secured Note due 2001, Series B) (incorporated herein by reference to Exhibit 4.1 filed as a part of the Company's
         Registration Statement on Form S-4 (file No. 33-69832)).

4.1.1 First Supplemental Indenture dated as of July 6, 1995 to the Indenture dated as of August 15, 1993, between the Company, BBC and Bank of Oklahoma, National Association, as Trustee (incorporated herein by reference to Exhibit 10.42 filed as part of the Company's Quarterly
        Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.1.2 Consent Memorandum dated June 30, 1995 (incorporated herein by reference to Exhibit 10.43 filed as part of the Company's Quarterly
        Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2 Credit Agreement by and among the Company, the Lenders parties thereto, and BT Commercial Corporation, dated as of August 18, 1993
        (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company's Registration Statement on Form S-4 (File No. 33-69832)).

4.2.1 First Amendment and Waiver to Credit Agreement by and among the Company, the Lenders parties thereto and BT Commercial Credit, dated as of February 18, 1994 (incorporated herein by reference to Exhibit
        10.14(b) filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

4.2.2 Second Amendment and Waiver to Credit Agreement by and among the Company, the Lenders parties thereto and BT Commercial Credit, dated as of November 15, 1994 (incorporated herein by reference to Exhibit 10.38 filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

4.2.3 Third Amendment and Waiver to Credit Agreement by and among the Company, the Lenders parties thereto and BT Commercial Credit, dated as of March 24, 1995 (incorporated herein by reference to Exhibit 10.39 filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

4.2.4 Fourth Amendment and Waiver to Credit Agreement by and among the Company, the Lenders parties thereto and BT Commercial Credit, dated as of July 6, 1995 (incorporated herein by reference to Exhibit 10.44 filed as part of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2.5 Fifth Amendment and Waiver to Credit Agreement by and among the Company, the Lenders parties thereto and BT Commercial Credit, dated as of March 15, 1996 (incorporated herein by reference to Exhibit 4.2.5 filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.1    Warrant Agreement by and between BBC and Bank of Oklahoma, National
        Association, as Warrant Agent, dated as of August 15, 1993
        (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Registration Statement on Form S-4 (File No. 33-69832)).

10.2 Warrantholders Agreement by and among BBC, certain stockholders of BBC listed on the signature pages thereto, the Company and BT Securities
        Corporation, dated as of August 23, 1993 (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Registration
        Statement on Form S-4 (File No. 33-69832)).

10.3    Warrant Registration Rights Agreement by and among BBC and BT
        Securities Corporation, dated as of August 23, 1993 (incorporated herein by reference to Exhibit 10.3 filed as a part of the Company's
        Registration Statement on Form S-4 (File No. 33-69832)).

10.4    Stockholders' Agreement among BBC, Browne, Browne Oklahoma Properties
        Partnership and the New Stockholders (as defined therein), as amended and restated through August 16, 1993 (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company's Registration Statement on Form S-4 (File No. 33-69832)).

10.4.1 Amendment to Stockholders' Agreement among BBC and the stockholders of BBC parties thereto, dated February 21, 1995 (incorporated herein by reference to Exhibit 10.41 filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.5    Noncompetition Agreement among the Company, BBC, IMC and Browne, dated
        July 23, 1992 (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company's Registration Statement on Form S-4 (File No.
        33-69832)).

10.6    Noncompetition Agreement among BBC and IMC dated July 23, 1992
        (incorporated herein by reference to Exhibit 10.10 filed as a part of Amendment No. 1 to the Company's Registration Statement on Form S-4
        (File No. 33-69832)).

10.7    Letter Consulting Agreement between BBC and IMC, dated August 3, 1992
        (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company's Registration Statement on Form S-4 (File No. 33-69832)).

10.7.1  Letter Agreement between BBC and IMC, dated July 1, 1994, amending the
        Letter Consulting Agreement referred to in Exhibit 10.7 (incorporated herein by reference to Exhibit 10.37 filed as part of the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1994
        (File No. 33-69832)).

10.8 Employment Agreement among the Company, BBC and Stephen R. Kerr, dated as of January 7, 1991 (incorporated herein by reference to Exhibit
        10.17 filed as a part of the Company's Registration Statement on Form
        S-4 (File No. 33-69832)).<F1>

10.9 Employment Agreement among the Company, BBC and Danny R. Perry, dated as of January 7, 1991 (incorporated herein by reference to Exhibit
        10.18 filed as a part of the Company's Registration Statement on Form
        S-4 (File No. 33-69832)).<F1>

10.10   Lease Agreement between Browne and the Company, dated as of March 31,
        1992 (incorporated herein by reference to Exhibit 10.28 filed as a part of the Company's Registration Statement on Form S-4 (File No. 33-
        69832)).

10.11 Lease Agreement between 2900 Jackson Investments and the Company, effective as of August 1, 1988 (incorporated herein by reference to Exhibit 10.29 filed as a part of the Company's Registration Statement on Form S-4 (File No. 33-69832)).

10.12   Lease Agreement between Oklahoma Properties Partnership and
        All-American Bottling, Royal Crown Cola of Oklahoma City, dated as of
        January 31, 1992 (incorporated herein by reference to Exhibit 10.30 filed as a part of the Company's Registration Statement on Form S-4
        (File No. 33-69832)).

10.13 Lease Agreement between Colcord Partners, Ltd. and the Company, dated as of June 21, 1994 (incorporated herein by reference to Exhibit 10.30 filed as a part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.15   Membership Agreement between the Company and Beverage Cooperative
        Associates, Inc., dated as of December 28, 1988 (incorporated herein by reference to Exhibit 10.34 as part of the Company's Registration
        Statement on Form S-4 (File No. 33-69832)).

10.17   Bill of Sale, General Conveyance, Assignment and Transfer with
        Covenants and Warranties, dated as of September 23, 1994 between the Company and Canada Dry Potomac Corporation ("CDPC"), as amended by a letter agreement between the Company and CDPC dated September 26, 1994
        (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.19 Form of Non-Qualified Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.40 filed as a part of the Company's
        Annual Report on Form 10-k for the fiscal year ended December 31
        1994)<F1>

10.20 Asset Purchase Agreement dated as of March 22, 1996 by and among the Company and Mid-Continent Bottlers, Inc. (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1995).

10.21 Noncompetition and Confidentiality Agreement dated as of March 22, 1996 between the Company and Mid-Continent Bottlers, Inc. (incorporated herein by reference to Exhibit 10.21 filed as a part of the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31,
        1995).

10.22   Management Assistance Agreement dated as of March 22, 1996 between the
        Company and Mid-Continent Bottlers, Inc. (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1995)

27      Financial Data Schedule
_______________

<F1>
Management contracts and compensatory plans and arrangements.


        The foregoing list omits instruments defining the rights of holders of long term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed during the fourth quarter of fiscal year 1996.


SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of April, 1997.

                            ALL-AMERICAN BOTTLING CORPORATION


                            By:  STEPHEN B. BROWNE
                                 Stephen B. Browne
                                 President, Chief Executive
                                 Officer and Chairman of
                                 the Board


                            BROWNE BOTTLING COMPANY



                            By:  STEPHEN B. BROWNE
                                 Stephen B. Browne
                                 President, Chief Executive
                                 Officer and Chairman of
                                 the Board



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, as of the 10th day of April, 1997.

   Signature


   STEPHEN B. BROWNE
   Stephen B. Browne
   President, Chief Executive Officer
   and Chairman of the Board of BBC and
   the Company (Principal Executive Officer)


   STEPHEN R. KERR
   Stephen R. Kerr
   Chief Financial Officer of BBC and the
   Company (Principal Financial Officer)


   LYNN ELY
   Lynn Ely
   Controller of BBC and the Company
   (Principal Accounting Officer)


   FRANCISCO A. SOLER
   Francisco A. Soler
   Director of BBC and the Company


   TOM KING
   Tom King
   Director of BBC and the Company


   DIEGO RIBADENEIRA
   Diego Ribadeneira
   Director of BBC and the Company


   ADOLFO SALUME A.
   Adolfo Salume A.
   Director of BBC and the Company


   JIM L. TURNER
   Jim L. Turner
   Director of BBC and the Company



   Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of  the Act by Registrants Which Have Not Registered Securities
Pursuant to Section 12 of the Act.

        No annual report to security holders covering fiscal year 1996 or proxy material sent to more than 10 of the registrant's security-holders with respect to any meeting of security-holders has been sent to security-holders of the registrant.

                         INDEX TO EXHIBITS
Exhibit
Number                     Exhibit
3.1     Certificate of Incorporation of the    Incorporated herein by reference
        Company, as amended

3.2     Amended and Restated Certificate of    Incorporated herein by reference
        Incorporation of BBC

3.3     Amended and Restated By-Laws of the    Incorporated herein by reference
        Company

3.4     Amended and Restated By-Laws of BBC    Incorporated herein by reference

4.1     Indenture between the Company, BBC     Incorporated herein by reference
        and Bank of Oklahoma, National
        Association, as Trustee, dated as of
        August 15, 1993 (including
        specimen certificate of 13% Senior
        Secured Note due 2001, Series A and
        form of 13% Senior Secured Note due
        2001, Series B)

4.1.1 First Supplemental Indenture dated as Incorporated herein by reference of July 6, 1995 to the Indenture dated as of August 15, 1993, between the Company, BBC and Bank of Oklahoma, National Association, as
        Trustee.

4.1.2   Consent Memorandum dated June 30,      Incorporated herein by reference
        1995

4.2     Credit Agreement by and among the      Incorporated herein by reference
        Company, the Lenders parties thereto,
        and BT Commercial Corporation, dated
        as of August 18, 1993

4.2.1   First Amendment and Waiver to Credit   Incorporated herein by reference
        Agreement by and among the Company,
        the Lenders parties thereto and
        BT Commercial Credit, dated as
        of February 18, 1994

4.2.2   Second Amendment and Waiver to         Incorporated herein by reference
        Credit Agreement by and among the
        Company, the Lenders parties thereto
        and BT Commercial Credit, dated as
        of November 15, 1994

4.2.3   Third Amendment and Waiver to Credit   Incorporated herein by reference
        Agreement by and among the Company,
        the Lenders parties thereto and
        BT Commercial Credit, dated as
        of March 24, 1995

4.2.4   Fourth Amendment and Waiver to         Incorporated herein by reference
        Credit Agreement by and among the
        Company, the Lenders parties thereto
        and BT Commercial Credit, dated as
        of July 6, 1995

4.2.5   Fifth Amendment and Waiver to Credit   Incorporated herein by reference
        Agreement by and among the Company,
        the Lenders parties thereto and
        BT Commercial Credit, dated as
        of March 15, 1996.

10.1    Warrant Agreement by and between       Incorporated herein by reference
        BBC and Bank of Oklahoma, National
        Association, as Warrant Agent, dated
        as of August 15, 1993

10.2    Warrantholders Agreement by and        Incorporated herein by reference
        among BBC, certain stockholders of BBC
        listed on the signature pages thereto,
        the Company and BT Securities
        Corporation, dated as of August 23, 1993

10.3    Warrant Registration Rights Agreement  Incorporated herein by reference by and among BBC and BT Securities
        Corporation, dated as of August 23,
        1993

10.4    Stockholders' Agreement among BBC,     Incorporated herein by reference
        Browne, Browne Oklahoma Properties
        Partnership and the New Stockholders (as
        defined therein), as amended
        and restated through August 16, 1993

10.4.1  Amendment to Stockholders' Agreement   Incorporated herein by reference
        among BBC and the stockholders of
        BBC parties thereto, dated February
        21, 1995

10.5    Noncompetition Agreement among the     Incorporated herein by reference
        Company, BBC, IMC and Browne, dated
        July 23, 1992

10.6    Noncompetition Agreement among BBC     Incorporated herein by reference
        and IMC dated July 23, 1992

10.7    Letter Consulting Agreement between    Incorporated herein by reference
        BBC and IMC, dated August 3, 1992

10.7.1  Letter Agreement between BBC and       Incorporated herein by reference
        IMC, dated July 1, 1994, amending the
        Letter Consulting Agreement referred
        to in Exhibit 10.7

10.8    Employment Agreement among the         Incorporated herein by reference
        Company, BBC and Stephen R. Kerr,
        dated as of January 7, 1991

10.9    Employment Agreement among the         Incorporated herein by reference
        Company, BBC and Danny R. Perry,
        dated as of January 7, 1991

10.10   Lease Agreement between Browne and     Incorporated herein by reference
        the Company, dated as of March 31,
        1992

10.11   Lease Agreement between 2900           Incorporated herein by reference
        Jackson Investments and the Company,
        effective as of August 1, 1988

10.12   Lease Agreement between Oklahoma       Incorporated herein by reference
        Properties Partnership and
        All-American Bottling, Royal Crown Cola
        of Oklahoma City, dated as of
        January 31, 1992

10.13   Lease Agreement between Colcord        Incorporated herein by reference
        Partners, Ltd. and the Company, dated
        as of June 21, 1994

10.15   Membership Agreement between the       Incorporated herein by reference
        Company and Beverage Cooperative
        Associates, Inc., dated as of December
        28, 1988

10.17   Bill of Sale, General Conveyance,      Incorporated herein by reference
        Assignment and Transfer with
        Covenants and Warranties, dated as of
        September 23, 1994 between the
        Company and Canada Dry Potomac
        Corporation ("CDPC"), as amended by a
        letter agreement between the Company
        and CDPC dated September 26, 1994

10.19   Form of Non-Qualified Deferred         Incorporated herein by reference
        Compensation Agreement

10.20   Asset Purchase Agreement dated as of   Incorporated herein by reference
        March 22, 1996 by and among the
        Company and Mid-Continent Bottlers,
        Inc.

10.21   Noncompetition and Confidentiality     Incorporated herein by reference
        Agreement dated as of March 22, 1996
        between the Company and Mid-Continent
        Bottlers, Inc.

10.22   Management Assistance Agreement        Incorporated herein by reference
        dated as of March 22, 1996 between the
        Company and Mid-Continent Bottlers,
        Inc.

27      Financial Data Schedule                Filed herewith electronically