Form 10-Q
period 1997-03-31
ALL AMERICAN BOTTLING CORP; BROWNE BOTTLING CO
filed 1997-05-14
CIK 825811, 825813

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

      As of May 1, 1997 Browne Bottling Company had 192,244 shares of common stock outstanding for which there is no public market; and All-American Bottling Corporation had 100,000 shares of common stock outstanding, all of which are held by Browne Bottling Company.
==============================================================================

                       All-American Bottling Corporation
                            Browne Bottling Company

                                     INDEX


Part I  Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheets
                  as of March 31, 1997 and December 31, 1996
                  (unaudited)

                  Consolidated Statements of Operations
                  for the three months ended March 31, 1997 and 1996 (unaudited)

                  Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 1997 and for the year ended December 31, 1996 (unaudited)

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)

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

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

PART I
ITEM 1. Financial Statements

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands)
-------------------------------------------------------------------------------

                                                December 31,        March 31,
                                                       1996            1997
                                                -----------        -----------
                                                                   (unaudited)
ASSETS
Current assets:
  Trade accounts receivable                     $    10,208       $    10,212
  Franchise companies receivable                      1,564             1,485
  Other receivables                                   1,494             1,681
  Allowance for doubtful accounts                      (462)             (445)
  Inventories - ingredients and packaging             2,783             3,371
  Inventories - finished goods                        4,165             4,298
  Inventories - other                                   243               230
  Inventories - pallets at deposit value                261               247
  Prepaid expenses                                      399               488
  Deferred tax asset                                    492               492
                                                -----------       -----------
    Total current assets                             21,147            22,059
                                                -----------       -----------
Plant and equipment, at cost:
  Land                                                  828               828
  Buildings and improvements                          6,347             6,494
  Machinery and equipment                            10,903            10,954
  Vehicles                                            7,328             7,325
  Vending equipment                                   5,970             6,020
  Furniture and fixtures                                354               376
  Computer equipment                                  1,812             1,831
  Returnable containers                               2,338             2,338
                                                -----------       -----------
                                                     35,880            36,166
  Less - Accumulated depreciation                   (23,826)          (24,359)
                                                -----------       -----------
Net plant and equipment                              12,054            11,807
                                                -----------       -----------
Intangible assets:
  Franchises                                         37,443            37,443
  Goodwill                                           15,007            15,007
  Other intangibles                                   2,657             2,700
                                                -----------       -----------
                                                     55,107            55,150
  Less - Accumulated amortization                   (13,285)          (13,674)
                                                -----------       -----------
Net intangible assets                                41,822            41,476
                                                -----------       -----------
Other assets                                          1,211               842
                                                -----------       -----------
  Total assets                                  $    76,234       $    76,184
                                                ===========       ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands)
-------------------------------------------------------------------------------

                                                December 31,         March 31,
                                                       1996              1997
                                                -----------       -----------
                                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                $     1,554       $       657
  Current portion of long-term debt                  12,189            14,911
  Current portion of obligations under
    capital lease                                       167               159
  Current portion of deferred compensation
    and non-compete agreements                          106                90
  Trade accounts payable                              8,832             9,899
  Accrued compensation and payroll taxes              1,865             1,720
  Accrued interest payable                            2,020               765
  Accrued insurance reserves                          1,059               999
  Accrued pension liability                             130               146
  Other liabilities                                   2,486             2,515
                                                -----------       -----------
  Total current liabilities                          30,408            31,861
                                                -----------       -----------
Long-term debt, net of current maturities            38,668            38,491
                                                -----------       -----------
Obligations under capital leases, net                   885               847
                                                -----------       -----------
Deferred compensation and non-compete
  agreements, net                                       984             1,032
                                                -----------       -----------
Other non-current liabilities                           839               797
                                                -----------       -----------
Deferred tax liability                               11,287            10,802
                                                -----------       -----------
Stock warrants                                          815               815
                                                -----------       -----------
Stockholders' equity (deficit):
  Preferred stock - Series B, $.01 par
   value, 1,000 shares authorized, issued
   and outstanding; (liquidation preference
   of $1,000 per share)                                   -                 -
  Common stock, $.01 par value, 220,295 shares
   authorized, 192,244 shares issued and
   outstanding                                            2                 2
  Common stock, non-voting, $.01 par value,
   5,263 shares authorized, none outstanding              -                 -
  Additional paid-in capital                         26,542            26,542
  Deficit                                           (34,196)          (35,005)
                                                -----------       -----------
  Total stockholders' deficit                        (7,652)           (8,461)
                                                -----------       -----------
  Total liabilities and stockholders' deficit   $    76,234       $    76,184
                                                ===========       ===========

  The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Operations (in thousands except share and per share amount)
-------------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                       1996              1997
                                                -----------        -----------
Revenues, net of discounts and allowances
 ($14,488 and $11,990 in 1996 and 1997,
 respectively)                                  $    33,533        $   27,953
Cost of sales                                        22,286            17,639
                                                 ----------        ----------
Gross Profit                                         11,247            10,314

Operating expenses:
    Plant and occupancy                               1,543             1,263
    Loading and shipping                              1,029               778
    Transport                                           227               129
    Fleet service                                       185               158
    Selling and delivery                              6,173             5,040
    Vending and Fountain                                577               508
    Advertising                                         517               410
    General and administrative                        1,709             1,510
    Amortization of intangibles                         555               403
                                                -----------        ----------
Total operating expenses                             12,515            10,199
                                                -----------        ----------
Income (loss) from operations                        (1,268)              115

Gain (loss) on disposals                             (1,926)               12
Interest expense                                     (1,892)           (1,669)
Other income                                             14               277
                                                -----------        ----------
Loss before income tax benefit                       (5,072)           (1,265)

Income tax benefit                                    1,194               456
                                                -----------        ----------
Net loss                                        $    (3,878)      $      (809)
                                                ===========       ===========
Loss per common share and common share
  equivalent:
  Primary and fully diluted:

   Net loss                                     $    (20.17)      $     (4.21)
                                                ===========       ===========
 Weighted average common shares                     192,244           192,244
                                                ===========       ===========

  The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (dollars in thousands)
-------------------------------------------------------------------------------

                              Preferred                       Additional Retained
                              Shares,     Common    Stock     Paid-in    Earnings
                              Series B    Shares    Amount    Capital    (Deficit)    Total
                              ---------   -------   ------    ---------  ---------    ---------
Balance, December 31, 1995      1,000     192,244   $   2      $26,542   $(28,948)    $(2,404)
Net loss                                                                   (5,248)     (5,248)

                              ---------   -------   ------    ---------  ---------    ---------
Balance, December 31, 1996      1,000     192,244       2       26,542    (34,196)     (7,652)
                              ---------   -------   ------    ---------  ---------    ---------

Net loss (unaudited)                                                         (809)       (809)
                              ---------   -------   ------    ---------  ---------    ---------

Balance, March 31, 1997
   (unaudited)                  1,000     192,244   $   2      $26,542   $(35,005)    $(8,461)
                              ========    =======   ======    =========  =========    =========

  The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
-------------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                       1996              1997
                                                -----------       -----------
Cash flows from operating activities:
  Net loss                                      $    (3,878)      $      (809)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                    1,285             1,094
     (Gain) loss on disposal of assets
       and franchises                                 1,926               (12)
     Deferred taxes                                  (1,305)             (485)
     Deferred compensation                              215                64
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     Decrease (increase) in accounts receivable         524               159
     Decrease (increase) in inventories              (1,597)             (695)
     Increase (decrease) in accounts payable          1,170             1,027
     Increase (decrease) in accrued interest         (1,512)           (1,255)
     Other                                              192              (286)
                                                -----------       -----------
Net cash provided (used) by operating
 activities                                          (2,980)           (1,198)
                                                -----------       -----------
Cash flows from investing activities:
     Capital expenditures                              (806)             (364)
     Proceeds from sale of fixed assets and
      franchises                                      7,185                12
     Payment for purchase of territories and
      related fixed assets, net of cash
      acquired                                         (670)                -
                                                -----------       -----------
Net cash provided (used) by investing
 activities                                           5,709              (352)
                                                -----------       -----------
Cash flows from financing activities:
     Increase (decrease) in overdraft                   807              (897)
     Proceeds from issuance of debt                   2,976               358
     Principal payments on debt                        (867)           (1,003)
     Borrowings on revolver note                     39,969            34,476
     Payments on revolver note                      (45,514)          (31,334)
     Financing costs paid                              (100)              (50)
                                                -----------       -----------
Net cash provided (used) by financing
 activities                                          (2,729)            1,550
                                                -----------       -----------
Net increase in cash                                      -                 -
Cash at beginning of period                               -                 -
                                                -----------       -----------
Cash at end of period                           $         -       $         -
                                                ===========       ===========

  The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
-------------------------------------------------------------------------------

               Supplemental Disclosures of Cash Flow Information

                                                  Three Months Ended March 31,
                                                       1996              1997
                                                -----------       -----------
Cash paid during the period for interest        $     3,401       $     2,683
                                                ===========       ===========
Cash paid during the period for income
 taxes                                          $       123       $         -
                                                ===========       ===========

  The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Notes to Unaudited Consolidated Financial Statements
-------------------------------------------------------------------------------

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

2.    BASIS OF PRESENTATION

      The interim financial statements included herein have been prepared by BBC without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, BBC believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with BBC's audited financial statements and the notes thereto included in BBC's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations, cash flows and stockholders' equity of BBC for the three month periods ended March 31, 1996 and 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.    ASSET SALES AND PURCHASES

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

4.    DEBT COVENANTS

      At March 31, 1997, the Company was not in compliance with the consolidated interest coverage ratio covenant contained in its Senior Credit Facility. The ratio (as defined) required by the Senior Credit Facility is 1.25 to 1, and the Company's ratio at March 31, 1997, was
      1.06 to 1. The Company has made all scheduled principal and interest payments required by the Senior Credit Facility to date. BT Commercial, agent, and the participating banks, have agreed to waive the Company's non-compliance with such covenant, subject to receipt from the Company of a $50,000 fee for such waiver. The Company has elected not to pay the requested fee, and has again requested BT Commercial, as agent, and the participating banks for a waiver, but no such waiver has yet been received by the Company. BT Commercial, as agent, and the participating banks have not declared a default with respect to the Senior Credit Facility, nor have they accelerated the maturity of the indebtedness under the Senior Credit Facility, nor has BT Commercial, as agent, and the participating banks indicated any intention of declaring an event of default or an acceleration of maturity of the indebtedness under the Senior Credit Facility. The Company has executed a letter of intent with another lending institution for a $20 million credit facility with terms similar to the Senior Credit Facility. The new facility is expected to be in place by June, 1997.

5.    ADJUSTED HISTORICAL RESULTS

      During 1996 the Company sold certain assets constituting its St. Paul, Minnesota, Duluth, Minnesota, Roanoke, Virginia and Parkersburg, West Virginia operations. The following table sets forth a summary of un-audited selected financial information for the three months ended March 31, 1996 and 1997. For each of these periods, the selected financial information presented includes actual operating results for the Com-pany, while "adjusted" information has also been provided for the three months ended March 31, 1996 which eliminates all case sales data and all revenues and expenses relating to the St. Paul, Duluth, Roanoke and Parkersburg operations.

                                          Three Months Ended March 31,

                             Historical         Adjusted
                                1996              1996           1997
                          ---------------    --------------  --------------
                           Cases  Percent    Cases  Percent   Cases Percent
                          ------ --------   ------  -------  ------ -------
                                (In thousands, except percent data)
DSD sales                 4,164             3,497            3,480
Distributor Sales           466               311              245
                        --------          --------          -------
   Total Franchise        4,630       88%   3,808       86%  3,725      86%
Contract Sales              608       12%     608       14%    620      14%
                        -------- --------- -------- -------- ------- --------
   Total case sales       5,238      100%   4,416      100%  4,345     100%

Produced                  4,887       93%   4,246       96%  3,802      87%
Purchased                   475        9%     390        9%    592      14%
Inventory - (inc.)/dec     (124)      -2%    (220)      -5%    (49)     -1%
                        -------- --------- -------- -------- ------- --------
   Total case sales       5,238      100%   4,416      100%  4,345     100%

                                   Per               Per              Per
                       Aggregate   Case  Aggregate   Case  Aggregate  Case
                       ---------  -----  ---------   ----- ---------  -----
                   (In thousands, except per case and per share data)
Franchise sales        $ 30,615  $ 6.61  $ 25,740 $ 6.76  $ 25,074   $ 6.73
Contract sales            2,918    4.80     2,918   4.80     2,879     4.64
                        --------          --------         --------
   Net sales             33,533    6.40    28,658   6.49    27,953     6.43
Cost of goods sold       22,286    4.25    18,597   4.21    17,639     4.06
                        --------  -----   -------- ------  --------  ------
   Gross profit          11,247  $ 2.15    10,061 $ 2.28    10,314   $ 2.37
Operating expenses       12,515            10,330           10,199
                        --------          --------         --------
Operating income (loss)  (1,268)             (269)             115
Gain (loss) on disposals (1,926)              435               12
Interest expense         (1,892)           (1,575)          (1,669)
Other income                 14                49              277
                        --------          --------         --------
Net income (loss) before
   income tax benefit    (5,072)           (1,360)          (1,265)
Income tax benefit        1,194               453              456
                        --------          --------         --------
Net loss               $ (3,878)         $   (907)        $   (809)
                        ========          ========         ========

EPS                    $ (20.17)         $  (4.72)         $ (4.21)

EBITDA<F1>             $     27          $    803          $ 1,457

<F1>
EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c) depreciation, (d) amortization, (e) gain (loss) on asset sales, and (f) other non-cash charges. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   All-American Bottling Corporation (the "Company") is an independent bottler and distributor of soft drinks and other beverage products operating in six states, and is a wholly-owned subsidiary of Browne Bottling Company ("BBC"). The Company's soft drink product portfolio includes such well-known national brands such as RC Cola, Diet Rite Cola, Seven-Up, Dr Pepper, Sunkist, Canada Dry, Dad's Root Beer, Crush and A&W Root Beer, as well as leading regional brands such as Big Red and Sundrop. Other beverages distributed by the Company include Snapple, Mistic, Evian and other waters and are commonly referred to as "alternative beverages". The Company's largest markets in terms of franchise case sales volume are the metropolitan areas of Milwaukee, Louisville, Nashville and Oklahoma City.

   In August 1993 the Company issued $45.0 million principal amount of 13% Senior Secured notes due 2001 (the "Senior Notes"), guaranteed by BBC, and entered into a new senior secured credit facility (the "Senior Credit Facility") providing for borrowing availability of up to $20.0 million, subject to borrowing base limitations.

   The Company's primary measurement of unit volume is franchise and contract case sales. Franchise case sales represent sales of products in the Company's franchise territories, while contract case sales consist of product sold under contract manufacturing arrangements to private label or other bottlers. Produced product consists of product manufactured by the Company in its own facilities and purchased product is finished product purchased from other bottlers and suppliers. EBITDA includes net income (loss) before income taxes, interest expense, depreciation, amortization, gain (loss) on asset sales and other non-cash charges. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or liquidity.

   The operating results for the three month period ended March 31, 1997 is not directly comparable to the operating results for the three month period ended March 31, 1996, as the results for the 1996 period are materially affected by the sale of assets in St. Paul and Duluth, Minnesota, Roanoke, Virginia and Parkersburg, West Virginia. The sales of these operations significantly reduced case sales, net sales, cost of goods sold, gross profit, and administrative, marketing and general expenses. In order to provide comparable information, the selected financial information included in Note 5 of the interim financial statements for the three months ended March 31, 1996 has been "adjusted" to eliminate these operations. Accordingly, the following discussion of the results of operations compares the actual results of operations for the three months ended March 31, 1997 with the actual, as well as "adjusted", results of operations for the corresponding period ended March 31, 1996.

   During 1996 the Company also sold territories in Madison, Wisconsin and Pulaski, Tennessee and purchased a territory in LaCrosse, Wisconsin. The information presented in Note 5 of the interim financial statements has not been adjusted for these territory sales and acquisitions due to their immaterial impact on the comparability of financial information.


RESULTS OF OPERATIONS (UNAUDITED)

    THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

   The following discussion addresses the results of operations for the three months ended March 31, 1997 (the "Current Quarter") compared to the corresponding period ended March 31, 1996 (the "Prior Quarter") and the "adjusted" corresponding period ended March 31, 1996 (the "Adjusted Prior Quarter").

   Net sales for the Current Quarter were $28.0 million compared to $33.5 million for the Prior Quarter, a $5.6 million or 16.6% decrease due to lower franchise case sales resulting primarily from the sales of the Minnesota, Roanoke, Virginia and Parkersburg, West Virginia territories. Franchise case sales were 3.7 million cases for the Current Quarter compared to 4.6 million cases for the Prior Quarter, a decrease of 905,000 or 19.5%. After the adjustment for sold operations, net sales decreased $705,000 or 2.5% for the Current Quarter compared to the Adjusted Prior Quarter due to a decrease in franchise case sales for the Current Quarter of 83,000 cases or 2.2% from the Adjusted Prior Quarter. This decrease in franchise cases is primarily attributable to volume declines in the Kentucky division.

   The average net selling price for franchise sales for the Company was $6.73 in the Current Quarter compared to $6.61 for the Prior Quarter and $6.76 for the Adjusted Prior Quarter. The improvement in the average net selling price for the Current Quarter compared to the Prior Quarter is due primarily to the sale of the Minnesota territories which had an average net selling price of $5.38 for the Prior Quarter.

   Contract case sales increased to 620,000 cases for the Current Quarter from 608,000 cases for the Prior Quarter. The average net selling price for contract cases decreased to $4.64 for the Current Quarter compared to $4.80 for the Prior Quarter. The change in volume is attributable primarily to additional case sales in the Company's Louisville production facility made pursuant to a production agreement with bottlers in Pulaski, Tennessee and Roanoke, Virginia partially offset by a reduction in contract bottling sales in the Oshkosh production facility.

   On a company-wide basis the average net selling price for all cases was $6.43 for the Current Quarter, $6.40 for the Prior Quarter and $6.49 for the Adjusted Prior Quarter. The decline in the average net selling price in the Current Quarter compared to the Adjusted Prior Quarter is partially attributable to a higher percentage of sales resulting from lower priced contract sales and partially due to a decline in the net selling price to remain competitive as a result of the overall industry-wide reduction in the per case cost of goods as described below.

   Cost of goods sold decreased $4.6 million or 20.9% for the Current Quarter compared to the Prior Quarter due to volume declines resulting from the sold territories. Cost of goods sold decreased $958,000 or 5.2% for the Current Quarter compared to the Adjusted Prior Quarter due primarily to a reduction in sweetener and plastic bottle costs and partially to an overall volume decrease of 1.6%. Gross profit for the Current Quarter was $10.3 million compared to $11.2 million for the Prior Quarter, a decrease of $933,000 or 8.3% due to the volume declines resulting from the territory sales in 1996. Gross profit increased $253,000 or 2.5% for the Current Quarter compared to the Adjusted Prior Quarter due to reduced sweetener and plastic bottle costs. Gross margin (gross profit as a percentage of sales) improved to 36.9% for the Current Quarter compared to 35.1% for the Adjusted Prior Quarter and 33.5% for the Prior Quarter.

   Operating expenses declined $2.3 million or 18.5% for the Current Quarter compared to the Prior Quarter due to overall decreases in expenses as a result of the decreased volume of case sales. Operating expenses decreased $131,000 or 1.3% in the Current Quarter compared to the Adjusted Prior Quarter due to reduced payroll and utility costs partially offset by an increase in depreciation expense.

   The loss on sale of assets of $1.9 million for the Prior Quarter resulted primarily from the loss on the sale of the Minnesota territories partially offset by gains on the sales of Roanoke, Virginia, Madison, Wisconsin and Pulaski, Tennessee. In the Current Quarter there was a gain on sale of $12,000.

   Interest expense was $1.7 million for the Current Quarter compared to $1.9 million for the Prior Quarter. The decrease in interest of $223,00 in the Current Quarter compared to the Prior Quarter is due to lower levels of debt resulting from the application of the sales proceeds from territory sales in 1996.

   Other income was $277,000 in the Current Quarter compared to $14,000 for the Prior Quarter, an increase of $263,000 due to income recognized under long-term supply arrangements with major suppliers.

   Pretax net loss for the Current Quarter was $1.3 million compared to a pretax net loss for the Prior Quarter of $5.1 million. The reduction in the loss resulted from improved operations in the Current Quarter and the loss on sale recognized in the Prior Quarter. Compared to the Adjusted Prior Quarter the pretax loss improved by $95,000 primarily due to the lower cost of goods sold.

   EBITDA was $1.5 million for the Current Quarter compared to $27,000 for the Prior Quarter and $803,000 for the Adjusted Prior Quarter. The increase in EBITDA for the Current Quarter compared to the Adjusted Prior Quarter is attributable to improved gross margins resulting from the lower cost of goods sold, the reduced operating expenses and the increased other income described above.


LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1997 the Company had a working capital deficit of $9.8 million caused by the classification as current of the $14.0 million balance outstanding on the Senior Credit Facility. The Company had working capital (excluding cash overdraft and the current portion of long-term debt and other obligations) of $6.0 million at March 31, 1997 compared to $4.8 million at December 31, 1996. The increase in working capital is due primarily to the decline in accrued interest and an increase in inventory partially offset by an increase in trade payables. The Company's working capital needs have historically been funded from operations and from borrowings under its Senior Credit Facility and from affiliates.

   The Company's long-term debt (including current maturities and amounts payable under non-compete and deferred compensation agreements) was approximately $55.5 million at March 31, 1997. Scheduled principal payments are estimated to be approximately $1.2 million for the twelve months ending March 31, 1998, of which approximately $580,000 represents unsecured demand notes held by Stephen B. Browne, the Chief Executive Officer of the Company and BBC and BBC's principal stockholder, and entities affiliated with him. Mr. Browne and affiliated entities from time to time make unsecured loans to the Company at the same interest rates charged under the Company's Senior Credit Facility. At March 31, 1997, the Company's borrowing base under its Senior Credit Facility was $15.0 million, and the Company had borrowings of $14.0 million and an additional $138,000 of letters of credit outstanding leaving $839,000 of available credit.

   At March 31, 1997 the Company was not in compliance with the consolidated interest coverage ratio covenant required in the Senior Credit Facility. The ratio at March 31, 1997 was 1.06 to 1 whereas the Senior Credit Facility requires a ratio of at least 1.25 to 1. As discussed in Note 4 to the interim financial statements, BT Commercial, agent, and the participating banks have agreed to waive the Company's noncompliance subject to receipt of a $50,000 fee which the Company has elected not to pay. BT Commercial, as agent, and the participating banks have not declared a default or accelerated the maturity of the indebtedness under the Senior Credit Facility, nor have they indicated any intention to do so. The Company has executed a letter of intent with another lending institution for a $20 million credit facility with terms similar to the Senior Credit Facility. The new facility is expected to be in place by June 1997.

   For the Current Quarter, the Company's operating activities used cash of $1.2 million compared to cash used of $3.0 million for the Prior Quarter. The net cash used of $1.2 million by operating activities in the Current Quarter resulted primarily from significant decreases in the accrued interest and increases in inventories partially offset by increases in accounts payable. The net cash used of $3.0 million in the Prior Quarter resulted primarily from cash used from operations of $1.8 million and increases in inventories and decreases in accrued interest partially offset by increases in accounts payable.

   During the Current Quarter investing activities used cash of $352,000 primarily for capital expenditures compared to cash provided of $5.7 million in the Prior Quarter. The cash provided in the Prior Quarter resulted primarily from sales of the Minnesota, Roanoke, Virginia, Madison, Wisconsin, and Pulaski, Tennessee territories partially offset by cash used for capital expenditures and to purchase a territory in LaCrosse, Wisconsin.

   Financing activities provided cash of $1.6 million in the Current Quarter primarily due to increased borrowings over payments of $3.1 million on the Senior Credit Facility partially offset by principal payments on debt of $1.0 million and a decrease in the cash overdraft of $897,000. Principal payments on debt of $1.0 million include approximately $125,000 for the repurchase of the Company's Senior Notes and $746,000 paid on unsecured demand notes from Mr. Browne and his affiliates.

   The Company's earnings before income taxes and fixed charges were insufficient to cover its fixed charges by $1.3 million for the Current Quarter. EBITDA and interest expense for the Current Quarter were $1.5 million and $1.7 million, respectively. If the Company experiences a deterioration in operating results, its ability to generate sufficient cash to cover its interest expense would be reduced, and the Company may be unable to meet its interest obligations.

   The Company must make certain capital expenditures on an annual basis in order to maintain its business and assets and compete effectively. The Company expects to spend approximately $1.5 million on capital expenditures for the nine months ending December 31, 1997. To the extent that requirements for debt service and capital expenditures exceed cash flow from operations, the Company will need to finance such requirements with additional indebtedness or defer capital expenditures.


FORWARD LOOKING STATEMENTS

   When used in this document, the words "anticipate", "estimate", "believe", "expect" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings
   None.

Item 2. Changes in Securities
   None.

Item 3. Defaults Upon Senior Securities
   None.

Item 4. Submission of Matters to a Vote of Security Holders
   None.

Item 5. Other Information.
   None.

Item 6. Exhibit and Reports on Form 8-K.

(a) The following exhibit is filed with this Form 10-Q and is identified by the number indicated:

     27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ALL-AMERICAN BOTTLING CORPORATION


Date:  May 13, 1997                         By: STEPHEN B. BROWNE
                                                Stephen B. Browne
                                                President, Chief Executive
                                                Officer and Chairman
                                                Of the Board

Date: May 13, 1997                          By: STEPHEN R. KERR
                                                Stephen R. Kerr
                                                Vice President and Chief
                                                Financial Officer

                                            BROWNE BOTTLING COMPANY


Date: May 13, 1997                          By: STEPHEN B. BROWNE
                                                Stephen B. Browne
                                                President, Chief Executive
                                                Officer and Chairman
                                                Of the Board

Date: May 13, 1997                          By: STEPHEN R. KERR
                                                Stephen R. Kerr
                                                Vice President and Chief
                                                Financial Officer

                          EXHIBIT INDEX

Exhibit
Number         Brief Description               Method of Filing
-------        -----------------               ----------------
27             Financial Data Schedule         Filed herewith electronically
