Form 10-Q
period 1997-06-30
ALL AMERICAN BOTTLING CORP; BROWNE BOTTLING CO
filed 1997-08-14
CIK 825811, 825813

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                               Colcord Building
                         15 North Robinson, Suite 1201
                            Oklahoma City, OK 73102
                    (Address of Principal Executive Office)

                                (405) 232-1158
             (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No   .

      As of August 1, 1997 Browne Bottling Company had 192,244 shares of common stock outstanding for which there is no public market; and All-American Bottling Corporation had 100,000 shares of common stock outstanding, all of which are held by Browne Bottling Company.

==============================================================================

                       All-American Bottling Corporation
                            Browne Bottling Company

                                     INDEX


Part I  Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheets
                  as of June 30, 1997 (unaudited) and December 31, 1996

                  Consolidated Statements of Operations
                  for the three months and six months ended
                  June 30, 1997 and 1996 (unaudited)
                  Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 1997 (unaudited) and for the year ended December 31, 1996

                  Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1997 and 1996 (unaudited)

                  Notes to Consolidated Financial Statements
                  (unaudited)

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk


Part II  Other Information

      Item 1.     Legal Proceedings

      Item 2.     Changes in Securities

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K


PART I
ITEM 1. Financial Statements

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands)
-------------------------------------------------------------------------------
                                                           December 31,             June 30,
                                                                   1996                 1997
                                                           ------------           ------------
ASSETS                                                                             (unaudited)
Current assets:
  Trade accounts receivable                                 $    10,208             $  11,154
  Franchise companies receivable                                  1,564                 2,001
  Other receivables                                               1,494                 1,285
  Allowance for doubtful accounts                                  (462)                 (529)
  Inventories - ingredients and packaging                         2,783                 2,653
  Inventories - finished goods                                    4,165                 4,346
  Inventories - other                                               243                   192
  Inventories - pallets at deposit value                            261                   215
  Prepaid expenses                                                  399                   594
  Deferred tax asset                                                492                   492
                                                            -----------           -----------
    Total current assets                                         21,147                22,403
                                                            -----------           -----------
Plant and equipment, at cost:
  Land                                                              828                   828
  Buildings and improvements                                      6,347                 6,503
  Machinery and equipment                                        10,903                10,973
  Vehicles                                                        7,328                 7,020
  Vending equipment                                               5,970                 6,174
  Furniture and fixtures                                            354                   372
  Computer equipment                                              1,812                 1,803
  Returnable containers                                           2,338                 2,329
                                                            -----------           -----------
                                                                 35,880                36,002
  Less - Accumulated depreciation                               (23,826)              (24,515)
                                                            -----------           -----------
Net plant and equipment                                          12,054                11,487
                                                            -----------           -----------
Intangible assets:
  Franchises                                                     37,443                35,474
  Goodwill                                                       15,007                14,193
  Other intangibles                                               2,657                 2,461
                                                            -----------           -----------
                                                                 55,107                52,128
  Less - Accumulated amortization                               (13,285)              (13,283)
                                                            -----------           -----------
Net intangible assets                                            41,822                38,845
                                                            -----------           -----------
Other assets                                                      1,211                   407
                                                            -----------           -----------
  Total assets                                              $    76,234            $   73,142
                                                            ===========           ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands)
-------------------------------------------------------------------------------
                                                              December 31,             June 30,
                                                                 1996                   1997
                                                             -----------            -----------
                                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                             $    1,554              $    713
  Current portion of long-term debt                              12,189                   329
  Current portion of obligations under
    capital lease                                                   167                   147
  Current portion of deferred compensation
    and non-compete agreements                                      106                    24
  Trade accounts payable                                          8,832                 8,332
  Accrued compensation and payroll taxes                          1,865                 1,652
  Accrued interest payable                                        2,020                 1,822
  Accrued insurance reserves                                      1,059                 1,148
  Accrued pension liability                                         130                   156
  Other liabilities                                               2,486                 2,764
                                                            -----------            ----------
  Total current liabilities                                      30,408                17,087
                                                            -----------            ----------
Long-term debt, net of current maturities                        38,668                50,135
                                                            -----------            ----------
Obligations under capital leases, net                               885                   814
                                                            -----------            ----------
Deferred compensation and non-compete
  agreements, net                                                   984                 1,113
                                                            -----------            ----------
Other non-current liabilities                                       839                   759
                                                            -----------            ----------
Deferred tax liability                                           11,287                11,089
                                                            -----------            ----------
Stock warrants                                                      815                   810
                                                            -----------            ----------
Stockholders' equity (deficit):
  Preferred stock - Series B, $.01 par
   value, 1,000 shares authorized issued
   and outstanding; (liquidation preference
   of $1,000 per share)                                               -                     -
  Common stock, $.01 par value, 220,295 shares
   authorized, 192,244 shares issued and
   outstanding                                                        2                     2
  Common stock, non-voting, $.01 par value,
   5,263 shares authorized, none outstanding                          -                     -
  Additional paid-in capital                                     26,542                26,542
  Deficit                                                       (34,196)              (35,209)
                                                            -----------            ----------
  Total stockholders' deficit                                   (7,652)                (8,665)
                                                            -----------            ----------
  Total liabilities and stockholders' deficit                $   76,234            $   73,142
                                                            ===========            ==========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Operations (in thousands except share and per share amount)
-------------------------------------------------------------------------------
                                                            Three Months Ended June 30,
                                                                  1996          1997
                                                             -----------     ----------

Revenues, net of discounts and allowances
 ($16,952 and $13,929 for the 3 months ended
 June 30, 1996 and 1997, respectively)                      $    38,000      $   33,007
Cost of sales                                                    25,173          21,235
                                                            -----------      ----------
Gross Profit                                                     12,827          11,772
                                                            -----------      ----------
Operating expenses:
    Plant and occupancy                                           1,081           1,215
    Loading and shipping                                            908             808
    Transport                                                       150             128
    Fleet service                                                   176             158
    Selling and delivery                                          5,677           5,242
    Vending and Fountain                                            517             512
    Advertising                                                     557             343
    General and administrative                                    1,697           1,444
    Amortization of intangibles                                     468             394
                                                            -----------      ----------
Total operating expenses                                         11,231          10,244
                                                            -----------      ----------
Income from operations                                            1,596           1,528

Gain on disposals                                                    27             183
Interest expense                                                 (1,878)         (1,687)
Other income                                                        242             293
                                                            -----------      ----------
Income (loss) before income taxes and extraordinary item            (13)            317
Income tax provision                                                (27)           (396)
                                                            -----------      ----------
Net loss before extraordinary item                                  (40)            (79)

Extraordinary loss                                                    -            (125)
                                                            -----------      ----------
Net loss                                                    $       (40)     $     (204)
                                                            ============     ==========

Loss per common share and common share
  equivalent:
  Primary and fully diluted:
      Loss before extraordinary item                        $      (.21)     $     (.41)
      Extraordinary item                                              -            (.65)
                                                            -----------      ----------
      Net loss                                              $      (.21)     $    (1.06)
                                                            ===========      ==========
Weighted average common shares                                  192,244         192,244
                                                            ===========      ==========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Operations (in thousands except share and per share amount)
-------------------------------------------------------------------------------
                                                               Six Months Ended June 30,
                                                               1996                  1997
                                                           -------------          -----------
Revenues, net of discounts and allowances
 ($31,440 and $25,919 for the 6 months ended
 June 30, 1996 and 1997, respectively)                      $    71,533            $   60,960
Cost of sales                                                    47,459                38,874
                                                            -----------            ----------
Gross Profit                                                     24,074                22,086
                                                            -----------            ----------
Operating expenses:
    Plant and occupancy                                           2,624                 2,478
    Loading and shipping                                          1,937                 1,586
    Transport                                                       377                   257
    Fleet service                                                   361                   316
    Selling and delivery                                         11,850                10,282
    Vending and Fountain                                          1,094                 1,020
    Advertising                                                   1,074                   753
    General and administrative                                    3,406                 2,954
    Amortization of intangibles                                   1,023                   797
                                                            -----------            ----------
Total operating expenses                                         23,746                20,443
                                                            -----------            ----------
Income from operations                                              328                 1,643

Gain (loss) on disposals                                         (1,899)                  195
Interest expense                                                 (3,770)               (3,356)
Other income                                                        256                   570
                                                            -----------            ----------
Loss before income taxes and extraordinary item                  (5,085)                 (948)

Income tax benefit                                                1,167                    60
                                                            -----------            ----------
Net loss before extraordinary item                               (3,918)                 (888)

Extraordinary loss                                                    -                  (125)
                                                            -----------            ----------
Net loss                                                    $    (3,918)           $   (1,013)
                                                            ===========            ==========

Loss per common share and common share
  equivalent:
  Primary and fully diluted:
      Loss before extraordinary item                        $    (20.38)           $    (4.62)
      Extraordinary item                                              -                  (.65)
                                                            -----------            ----------
      Net loss                                              $    (20.38)           $    (5.27)
                                                            ===========            ==========
Weighted average common shares                                  192,244               192,244
                                                            ===========            ==========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (dollars
in thousands)
-------------------------------------------------------------------------------
                              Preferred                      Additional   Retained
                              Shares,     Common     Stock    Paid-in     Earnings
                              Series B    Shares    Amount    Capital     (Deficit)      Total
                              ---------   -------   ------   ---------    ---------    ---------
Balance, December 31, 1995      1,000     192,244    $   2     $26,542     $(28,948)    $ (2,404)

Net loss                                                                     (5,248)      (5,248)
                              ---------   -------   ------   ---------    ---------    ---------
Balance, December 31, 1996      1,000     192,244        2      26,542      (34,196)      (7,652)

Net loss (unaudited)                                                         (1,013)      (1,013)
                              ---------   -------   ------   ---------    ---------    ---------
Balance, June 30, 1997          1,000     192,244    $   2     $26,542     $(35,209)    $ (8,665)
(unaudited)                   =========   =======   ======   =========     ========     ========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
-------------------------------------------------------------------------------
                                                     Three Months Ended June 30,
                                                          1996           1997
                                                      -----------    ---------
Cash flows from operating activities:
  Net loss                                            $     (40)     $   (204)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Extraordinary item                                       -           125
     Depreciation and amortization                        1,160         1,086
     (Gain) loss on disposal of assets and franchises       (27)         (183)
     Deferred compensation                                   61            70
     Deferred taxes                                           8           367
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     Decrease (increase) in accounts receivable          (1,439)       (1,155)
     Decrease (increase) in inventories                   1,562           741
     Increase (decrease) in accounts payable             (5,414)       (1,629)
     Increase (decrease) in accrued interest              1,446         1,057
     Other                                                  130           665
                                                    -----------    ----------
Net cash provided (used) by operating
 activities                                              (2,553)          940
                                                    -----------    ----------
Cash flows from investing activities:
     Capital expenditures                                  (598)         (375)
     Proceeds from sale of fixed assets and
      franchises                                            104         2,522
     Payment for purchase of territories and
      related fixed assets, net of cash
        acquired                                            (35)            -
                                                    -----------    ----------
Net cash provided (used) by investing
 activities                                                (529)        2,147
                                                    -----------    ----------
Cash flows from financing activities:
     Increase (decrease) in overdraft                    (1,046)           56
     Proceeds from issuance of debt                       2,825         2,315
     Principal payments on debt                          (4,170)       (4,970)
     Borrowings on revolver note                         46,902        36,967
     Payments on revolver note                          (41,429)      (37,452)
     Financing costs paid                                                  (3)
                                                     ----------    ----------
Net cash provided (used) by financing
 activities                                               3,082        (3,087)
                                                     ----------    ----------
Net decrease in cash                                          -             -
Cash at beginning of period                                   -             -
                                                     ----------    ----------
Cash at end of period                                 $       -    $        -
                                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
-------------------------------------------------------------------------------
                                                      Six Months Ended June 30,
                                                         1996           1997
                                                      ----------     ----------
Cash flows from operating activities:
  Net loss                                            $   (3,918)    $   (1,013)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Extraordinary item                                        -            125
     Depreciation and amortization                         2,445          2,180
     (Gain) loss on disposal of assets and franchises      1,899           (195)
     Deferred compensation                                   276            134
     Deferred taxes                                       (1,297)          (118)
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     Decrease (increase) in accounts receivable             (915)          (996)
     Decrease (increase) in inventories                      (35)            46
     Increase (decrease) in accounts payable              (4,244)          (602)
     Increase (decrease) in accrued interest                 (66)          (198)
     Other                                                   322            379
                                                      ----------    -----------
Net cash provided (used) by operating
 activities                                               (5,533)          (258)
                                                      ----------    -----------
Cash flows from investing activities:
     Capital expenditures                                 (1,404)          (739)
     Proceeds from sale of fixed assets and
      franchises                                           7,289          2,534
     Payment for purchase of territories and
      related fixed assets, net of cash
      acquired                                              (705)             -
                                                      ----------    -----------
Net cash provided by investing activities                  5,180          1,795
                                                      ----------    -----------
Cash flows from financing activities:
     Increase (decrease) in overdraft                       (239)          (841)
     Proceeds from issuance of debt                        5,801          2,673
     Principal payments on debt                           (5,037)        (5,973)
     Borrowings on revolver note                          86,871         71,443
     Payments on revolver note                           (86,943)       (68,786)
     Financing costs paid                                   (100)           (53)
                                                      ----------    -----------
Net cash provided by financing
 activities                                                  353         (1,537)
                                                      ----------    -----------
Net decrease in cash                                           -              -
Cash at beginning of period                                    -              -
                                                      ----------    -----------
Cash at end of period                                 $        -    $        -
                                                      ==========    ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Unaudited Consolidated Statements of Cash Flows (in thousands)
-------------------------------------------------------------------------------
                 Supplemental Disclosures of Cash Flow Information
                                          Three Months Ended June 30,
                                            1996               1997
                                          -----------     -----------
Cash paid during the period for interest  $       374     $       565
                                          ===========     ===========
Cash paid during the period for income
 taxes                                    $         -     $         -
                                          ===========     ===========

                                           Six Months Ended June 30,
                                             1996               1997
                                           -----------    ----------
Cash paid during the period for interest   $     3,775    $    3,428
                                           ===========    ==========
Cash paid during the period for income
 taxes                                     $       123    $        -
                                           ===========    ==========

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

2.    BASIS OF PRESENTATION

      The interim financial statements included herein have been prepared by BBC without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, BBC believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with BBC's audited financial statements and the notes thereto included in BBC's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations, cash flows and stockholders' equity (deficit) of BBC for the three and six month periods ended June 30, 1996 and 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

      The accompanying financial statements include the accounts of BBC and its wholly-owned subsidiary, the Company. All significant intercompany balances and transactions have been eliminated.

      In August 1993, the Company issued $45 million principal amount of 13% Senior Secured Notes (the "Senior Notes"), which indebtedness has been fully and unconditionally guaranteed by BBC. The separate financial statements of the Company have not been included because the assets, liabilities, earnings and equity (deficit) of the Company are substantially equivalent to the assets, liabilities, earnings and equity (deficit) of BBC on a consolidated basis and therefore are not considered material.

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

      On May 30, 1997, the Company sold assets in Charleston, West Virginia to an unrelated party for proceeds of approximately $2.4 million, resulting in a loss on sale of approximately $92,000. The assets sold included selected equipment and franchise and distributor agreements. Sales proceeds were used to reduce the balance on the Senior Notes and the Senior Credit Facility.

4.    EXTRAORDINARY ITEM

      The sale proceeds discussed in Note 3 and proceeds from additional borrowings were used to repurchase $4.4 million principal amount of Senior Notes. In connection with the repurchase of the Senior Notes, the Company recognized an extraordinary loss of $125,000, net of tax, primarily due to the write-off of unamortized deferred financing costs.

5.    ADJUSTED HISTORICAL RESULTS

      During 1996 the Company sold certain assets constituting its St. Paul, Minnesota, Duluth, Minnesota, Roanoke, Virginia and Parkersburg, West Virginia operations. The following table sets forth a summary of unaudited selected financial information for the three and six months ended June 30, 1996 and 1997. For each of these periods, the selected financial information presented includes actual operating results for the Company, while "adjusted" information has also been provided for the three and six months ended June 30, 1996 which eliminates all case sales data and all revenues and expenses relating to the St. Paul, Duluth, Roanoke and Parkersburg operations. In addition, the 1996 information has been "adjusted" to eliminate all results for Charleston, West Virginia for the one month ended June 30, 1996. This territory was sold May 30, 1997.

PAGE>

                                     Three Months Ended June 30,
                                Historical             Adjusted
                                   1996                  1996                   1997
                              ---------------        ---------------       ----------------
                              Cases    Percent       Cases    Percent      Cases    Percent
                              -----    -------       -----    -------      -----    -------
                                                (In thousands, except percent data)
DSD sales                     4,713                  4,232                 4,039
Distributor sales               364                    357                   291
                              ------    ----         ------   ----        ------     ----
Total franchise               5,077     86%          4,589    85%          4,330     84%
Contract sales                  839     14%            839    15%            837     16%
                              ------    ----         ------   ----        ------     ----
        Total case sales      5,916    100%          5,428   100%          5,167    100%

Produced                      4,919     83%          4,440    82%          4,509     87%
Purchased                       806     14%            862    16%            658     13%
Inventory - (inc.)/dec.         191      3%            126     2%              -      -
                              ------    ----         ------   ----        ------     ----
Total case sales              5,916    100%          5,428   100%          5,167    100%

                                             Per                    Per                  Per
                              Aggregate      Case      Aggregate    Case   Aggregate     Case
                              ---------      ----      ---------    ----   ---------     ----
                                      (In thousands, except per case, share and per share data)
Franchise sales               $34,037       $6.70     $31,007     $6.76   $29,071        $6.71
Contract sales                  3,963        4.72       3,963      4.72     3,936         4.70
                              -------                 -------             -------
        Net sales              38,000        6.42      34,970      6.44    33,007         6.39
Cost of goods sold             25,173        4.25      23,006      4.24    21,235         4.11
                              -------       -----     -------     -----   -------        -----
        Gross profit           12,827       $2.17      11,964     $2.20    11,772        $2.28
Operating expenses             11,231                  10,356              10,244
                              -------                 -------             -------
Operating income                1,596                   1,608               1,528

Gain on disposals                  27                      27                 183
Interest expense               (1,878)                 (1,544)             (1,687)
Other income                      242                     243                 293
                              -------                 -------             -------
Net income (loss) before
  income taxes and
  extraordinary item              (13)                    334                 317

Income tax provision              (27)                   (163)               (396)
                              -------                --------             -------
Net income (loss) before
 extraordinary item               (40)                    171                 (79)
Extraordinary item                  -                       -                (125)
                              --------               --------             -------
Net income (loss)             $   (40)               $    171             $  (204)
                              ========               ========             =======

EPS before extraordinary item $  (.21)                    .80              $  (.41)
EPS                           $  (.21)                    .80              $ (1.06)
Weighted average common
  shares                      192,244                 212,455              192,244
EBITDA <F1>                   $ 2,974                 $ 2,935              $ 2,876

<F1>
EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c) depreciation, (d) amortization, (e) gain (loss) on asset sales (f) other non-cash charges and (g) extraordinary items. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.

Note 5 (continued)
                                   Six Months Ended June 30,
                               Historical              Adjusted
                                  1996                   1996                  1997
                              ---------------       ---------------       ---------------
                              Cases   Percent       Cases   Percent       Cases   Percent
                              -----   -------       -----   -------       -----   -------
                                                (In thousands, except percent data)
DSD sales                     8,877                 7,729                  7,519
Distributor sales               830                   668                    536
                             ------                ------                 ------
        Total franchise       9,707     87%         8,397     85%          8,055    85%
Contract sales                1,447     13%         1,447     15%          1,457    15%
                             ------   -----        ------    ----         ------  ----
        Total case sales     11,154    100%         9,844    100%          9,512   100%

Produced                      9,806     88%          8,686    88%          8,311    87%
Purchased                     1,281     11%          1,252    13%          1,250    13%
Inventory - (inc.)/dec.          67      1%            (94)   (1)%           (49)    -
                              ------  -----         ------   ----          ------ ----
        Total case sales     11,154    100%          9,844    100%          9,512  100%

                                             Per                    Per                   Per
                              Aggregate      Case      Aggregate    Case   Aggregate      Case
                              ---------      ----      ---------    ----   ---------      ----
                                 (In thousands, except per case, share and per share data)

Franchise sales               $64,652        $6.66   $ 56,747      $6.76   $ 54,145       $6.72
Contract sales                  6,881         4.76      6,881       4.76      6,815        4.68
                              -------                 -------               -------
        Net sales              71,533         6.41     63,628       6.46     60,960        6.41
Cost of goods sold             47,459         4.25     41,603       4.23     38,874        4.09
                              -------       ------    -------      -----    -------       -----
        Gross profit           24,074        $2.16     22,025      $2.23     22,086       $2.32
Operating expenses             23,746                  20,686                20,443
                              -------                 -------               -------
Operating income                  328                   1,339                 1,643

Gain (loss) on disposals       (1,899)                    462                   195
Interest expense               (3,770)                 (3,119)               (3,356)
Other income                      256                     292                   570
                              -------                 -------               -------
Net loss before income taxes
 and extraordinary item        (5,085)                 (1,026)                 (948)

Income tax benefit              1,167                     290                    60
                              -------                 -------               -------
Net loss before extraordinary
  item                         (3,918)                   (736)                 (888)
Extraordinary item                  -                       -                  (125)
                              -------                 -------               -------
Net loss                      $(3,918)                $  (736)             $ (1,013)
                              =======                 =======               =======
EPS before extraordinary item $(20.38)                $ (3.83)             $  (4.62)
EPS                           $(20.38)                $ (3.83)             $  (5.27)
Weighted average common
  shares                      192,244                 192,244               192,244
EBITDA<F1>                    $ 3,001                 $ 3,738              $  4,333

<F1>
EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c) depreciation, (d) amortization, (e) gain (loss) on asset sales (f) other non-cash charges and (g) extraordinary items. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.

6.    SENIOR CREDIT FACILITY REFINANCING

      On August 7, 1997 the Company completed the refinancing of its Senior Credit Facility with Congress Financial Corporation on terms similar to the existing credit facility. The new Senior Credit Facility provides for borrowing availability of up to $20.0 million subject to borrowing base limitations (65% of eligible inventories and 85% of eligible accounts receivable). The facility will expire in August, 2000 and limits the ability of the Company to incur additional liabilities and liens, to make certain payments on its capital stock and redeem or repurchase indebtedness (including the Senior Notes), and includes financial covenants requiring the Company to achieve minimum working capital and net income before income taxes (as defined). The Senior Credit Facility is collateralized by the Company's accounts receivable, inventory, certain real property and equipment at the Company's Oshkosh, Wisconsin production facility, general intangibles, contract rights, chattel paper, documents and instruments together with all the proceeds of the foregoing (but excluding franchise and contract manufacturing agreements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      All-American Bottling Corporation (the "Company") is an independent bottler and distributor of soft drinks and other beverage products operating in six states and is a wholly-owned subsidiary of Browne Bottling Company ("BBC"). The Company's soft drink product portfolio includes such well-known national brands as RC Cola, Diet Rite Cola, Seven-Up, Dr Pepper, Sunkist, Canada Dry, Dad's Root Beer, Crush and A&W Root Beer, as well as leading regional brands such as Big Red and Sundrop. Other beverages distributed by the Company include Snapple, Mistic, Evian and other waters and are commonly referred to as "alternative beverages". The Company's largest markets in terms of franchise case sales volume are the metropolitan areas of Milwaukee, Louisville, Nashville and Oklahoma City.

      In August 1993 the Company issued $45.0 million principal amount of 13% Senior Secured Notes due 2001 (the "Senior Notes"), guaranteed by BBC, and entered into a senior secured credit facility (the "Senior Credit Facility") providing for borrowing availability of up to $20.0 million, subject to borrowing base limitations. As discussed in Note 6 to the interim financial statements, the Company refinanced the Senior Credit Facility in August 1997 on similar terms.

      The Company's primary measurement of unit volume is franchise and contract case sales. Franchise case sales represent sales of products in the Company's franchise territories, while contract case sales consist of product sold under contract manufacturing arrangements to private label or other bottlers. Produced product consists of product manufactured by the Company in its own facilities and purchased product is finished product purchased from other bottlers and suppliers. EBITDA includes net income (loss) before income taxes, interest expense, depreciation, amortization, gain (loss) on asset sales, extraordinary items and other non-cash charges. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or liquidity.

      The operating results for the three and six month periods ended June 30, 1997 are not directly comparable to the operating results for the three and six month periods ended June 30, 1996, as the results are materially affected by the 1996 sales of assets in St. Paul and Duluth Minnesota, Roanoke, Virginia and Parkersburg, West Virginia. The sales of these operations significantly reduced case sales, net sales, cost of goods sold, gross profit and operating expenses. In order to provide comparable information, the selected financial information included in Note 5 of the interim financial statements for the three and six months ended June 30, 1996 has been "adjusted" to eliminate these operations. In addition, the 1996 information have been "adjusted" to eliminate the results for Charleston, West Virginia for the one month ending June 30, 1996. This territory was sold May 30, 1997. Accordingly, the following discussion of the results of operations compares the actual results of operations for the three and six months ended June 30, 1997 with the actual, as well as "adjusted", results of operations for the corresponding periods ended June 30, 1996.

      During 1996 the Company also sold territories in Madison, Wisconsin and Pulaski, Tennessee and purchased a territory in LaCrosse, Wisconsin. The information presented in Note 5 of the interim financial statements has not been adjusted for these territory sales and acquisitions due to their immaterial impact on the comparability of financial information.


RESULTS OF OPERATIONS (UNAUDITED)

      The following discussion addresses the results of operations for the three months ended June 30, 1997 (the "Current Quarter") compared to the corresponding period ended June 30, 1996 (the "Prior Quarter") and the "adjusted" corresponding period ended June 30, 1996 (the "Adjusted Prior Quarter") and for the six months ended June 30, 1997 (the "Current YTD") compared to the corresponding period ended June 30, 1996 (the "Prior YTD") and the "adjusted" corresponding period ended June 30, 1996 (the "Adjusted Prior YTD").


THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

      Net sales for the Current Quarter were $33.0 million compared to $38.0 million for the Prior Quarter, a $5.0 million or 13.1% decrease due to lower franchise case sales resulting primarily from the sales of the Minnesota, Roanoke, Virginia and West Virginia territories. Franchise case sales were 4.3 million cases for the Current Quarter compared to 5.1 million cases for the Prior Quarter, a decrease of 747,000 or 14.7%. After the adjustment for sold operations, net sales decreased $2.0 million or 5.6% for the Current Quarter compared to the Adjusted Prior Quarter due to a decrease in franchise case sales for the Current Quarter of 259,000 cases or 5.6% from the Adjusted Prior Quarter. This decrease in franchise cases is primarily attributable to overall volume declines, principally in Kentucky and West Virginia.

      The average net selling price per case for franchise sales for the Company was $6.71 in the Current Quarter compared to $6.70 for the Prior Quarter and $6.76 for the Adjusted Prior Quarter. The decline in the Current Quarter compared to the Adjusted Prior Quarter is due to industry-wide price reductions resulting from the reduction in cost of goods described below and to the Company's increased promotional activity in Wisconsin.

      Contract case sales were 837,000 cases for the Current Quarter compared to 839,000 cases for the Prior Quarter. The average net selling price for contract cases was $4.70 for the Current Quarter compared to $4.72 for the Prior Quarter.

      On a company-wide basis the average net selling price per case for all cases was $6.39 for the Current Quarter, $6.42 for the Prior Quarter and $6.44 for the Adjusted Prior Quarter. The decline in the average net selling price in the Current Quarter compared to the Adjusted Prior Quarter is partially attributable to a higher percentage of sales resulting from lower priced contract sales and partially due to a decline in the net selling price to remain competitive with industry-wide price reductions resulting from the reduction in cost of goods described below.

      Cost of goods sold decreased $3.9 million or 15.6% for the Current Quarter compared to the Prior Quarter due to volume declines resulting from the sold territories. Cost of goods sold decreased $1.8 million or 7.7% for the Current Quarter compared to the Adjusted Prior Quarter partially due to a reduction in sweetener and plastic bottle costs and partially to an overall volume decrease of 4.8%. Gross profit for the Current Quarter was $11.8 million compared to $12.8 million for the Prior Quarter, a decrease of $1.1 million or 8.2% due to volume declines resulting from territory sales. Gross profit decreased $192,000 or 1.6% for the Current Quarter compared to the Adjusted Prior Quarter due to overall volume declines in the ongoing territories partially offset by reduced sweetener and plastic bottle costs. Gross margin (gross profit as a percentage of sales) improved to 35.7% for the Current Quarter compared to 34.2% for the Adjusted Prior Quarter and 33.8% for the Prior Quarter.

      Operating expenses declined $987,000 or 8.8% for the Current Quarter compared to the Prior Quarter due to overall decreases in expenses as a result of the decreased volume of case sales. Operating expenses decreased $112,000 or 1.1% in the Current Quarter compared to the Adjusted Prior Quarter due to reduced payroll and advertising costs.

      In the Current Quarter there was a gain on sale of $183,000 compared to a gain on sale of $27,000 in the Prior Quarter. The gain in the Current Quarter resulted from the gain recognized on the cash receipt of a "holdback" from the purchasers of the Parkersburg, West Virginia territory partially offset by a loss recognized on the sale of the Charleston, West Virginia territory.

      Interest expense was $1.7 million for the Current Quarter compared to $1.9 million for the Prior Quarter. The decrease in interest of $191,000 in the Current Quarter compared to the Prior Quarter is due to lower levels of debt resulting from the application of the sales proceeds from territory sales.

      Pretax net income for the Current Quarter was $317,000 compared to a pretax net loss for the Prior Quarter of $13,000. The reduction in the loss resulted from the reduced interest expense and increased gains on disposals in the Current Quarter. Compared to the Adjusted Prior Quarter the pretax loss remained constant decreasing by only $17,000.

      The Company recognized an extraordinary loss in the Current Quarter of $125,000, net of tax, in connection with the repurchase of Senior Notes primarily due to the write-off of unamortized deferred financing costs.

      EBITDA remained constant at $2.9 million for the Current Quarter compared to $3.0 million for the Prior Quarter and $2.9 million for the Adjusted Prior Quarter.


SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

      Net sales for the Current YTD were $61.0 million compared to $71.5 million for the Prior YTD, a $10.6 million or 14.8% decrease due to lower franchise case sales resulting primarily from the sales of the Minnesota, Roanoke, Virginia and West Virginia territories. Franchise case sales were 8.1 million cases for the Current YTD compared to 9.7 million cases for the Prior YTD, a decrease of 1.7 million cases or 17.0%. After the adjustment for sold operations, net sales decreased $2.7 million or 4.2% for the Current YTD compared to the Adjusted Prior YTD due to a decrease in franchise case sales for the Current YTD of 342,000 cases or 4.1% from the Adjusted Prior YTD. This decrease in franchise cases is primarily attributable to overall volume declines, principally in Kentucky and West Virginia.

      The average net selling price per case for franchise sales for the Company was $6.72 in the Current YTD compared to $6.66 for the Prior YTD and $6.76 for the Adjusted Prior YTD. The increase in the selling price in the Current YTD compared to the Prior YTD is due primarily to the sale of the Minnesota territories which had an average net selling price of $5.38 for the Prior YTD.

      Contract case sales were 1.5 million cases for the Current YTD and for the Prior YTD. The average net selling price per case for contract cases was $4.68 for the Current YTD compared to $4.76 for the Prior YTD.

      On a company-wide basis the average net selling price per case for all cases was $6.41 for the Current YTD and Prior YTD and $6.46 for the Adjusted Prior YTD. The decline in the average net selling price in the Current Quarter compared to the Adjusted Prior Quarter is attributable to a decline in the net selling price to remain competitive with industry-wide price reductions resulting from the reduction in cost of goods described below.

      Cost of goods sold decreased $8.6 million or 18.1% for the Current YTD compared to the Prior YTD due to volume declines resulting from the sold territories. Cost of goods sold decreased $2.7 million or 6.6% for the Current YTD compared to the Adjusted Prior YTD due partially to a reduction in sweetener and plastic bottle costs and partially to an overall volume decrease of 3.4%. Gross profit for the Current YTD was $22.1 million compared to $24.1 million for the Prior YTD, a decrease of $2.0 million or 8.3% due to volume declines resulting from territory sales in 1996 and 1997. Gross profit increased $61,000 or .3% for the Current YTD compared to the Adjusted Prior YTD due to reduced sweetener and plastic bottle costs partially offset by overall volume decline. Gross margin (gross profit as a percentage of sales) improved to 36.2% for the Current YTD compared to 34.6% for the Adjusted Prior YTD and 33.7% for the Prior YTD.

      Operating expenses declined $3.3 million or 13.9% for the Current YTD compared to the Prior YTD due to overall decreases in expenses as a result of the decreased volume of case sales. Operating expenses decreased $243,000 or 1.2% in the Current YTD compared to the Adjusted Prior YTD due to reduced payroll and advertising costs partially offset by an increase in depreciation expense.

      The loss on sale of $1.9 million for the Prior YTD resulted primarily from the loss on the sale of the Minnesota territories partially offset by gains on the sales of the Roanoke, Virginia, Madison, Wisconsin and Pulaski, Tennessee territories. In the Current YTD there was a gain on sale of $195,000, which resulted from the gain recognized on the cash receipt of a "holdback" from the purchasers of the Parkersburg, West Virginia territory partially offset by a loss recognized on the sale of the Charleston, West Virginia territory.

      Interest expense was $3.4 million for the Current YTD compared to $3.8 million for the Prior YTD. The decrease in interest of $414,000 in the Current YTD compared to the Prior YTD is due to lower levels of debt resulting from the application of the sales proceeds from territory sales.

      Other income was $570,000 in the Current YTD compared to $256,000 for the Prior YTD and $292,000 for the Adjusted Prior YTD. The increase in the Current YTD is due to income recognized under long-term supply arrangements with major suppliers.

      Pretax net loss for the Current YTD was $948,000 compared to a pretax net loss for the Prior YTD of $5.1 million. The reduction in the loss resulted from improved operations in the Current YTD, the reduction in the interest expense and the loss on sale recognized in the Prior YTD. Compared to the Adjusted Prior YTD, the pretax loss decreased by $78,000 primarily due to lower cost of goods sold.

      The Company recognized an extraordinary loss in the Current YTD of $125,000, net of tax, in connection with the repurchase of Senior Notes primarily due to the write-off of unamortized deferred financing costs.

      EBITDA was $4.3 million for the Current YTD compared to $3.0 million for the Prior YTD and $3.7 million for the Adjusted Prior YTD. The improvement in EBITDA is attributable to improved gross margins resulting from the lower cost of goods sold and reduced operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997 the Company had working capital (excluding cash overdraft and the current portion of long-term debt and other obligations) of $6.5 million compared to $4.8 million at December 31, 1996. The increase in working capital is due primarily to an increase in accounts receivable and decreases in trade payables, accrued compensation and accrued interest. The Company's working capital needs have historically been funded from operations and from borrowings under its Senior Credit Facility.

      The Company's long-term debt (including current maturities and amounts payable under non-compete and deferred compensation agreements) was approximately $52.6 million at June 30, 1997. Scheduled principal payments are estimated to be approximately $500,000 for the twelve months ending June 30, 1998 of which approximately $103,000 represents unsecured demand notes held by officers of the Company who from time to time make unsecured loans to the Company at the same interest rates charged under the Company's Senior Credit Facility. At June 30, 1997 the Company's borrowing base under its Senior Credit Facility was $16.2 million, and the Company had borrowings of $13.5 million and an additional $138,000 of letters of credit outstanding leaving $2.6 million of unused available credit.

      As discussed in Note 6 to the interim financial statements, the Company has completed the refinancing of its Senior Credit Facility with a new lender on terms similar to the existing credit facility. The new Senior Credit Facility provides for borrowing availability of up to $20.0 million subject to borrowing base limitations (65% of eligible inventories and 85% of eligible accounts receivable). The facility will expire in August, 2000 and limits the ability of the Company to incur additional liabilities and liens, to make certain payments on its capital stock and redeem or repurchase indebtedness (including the Senior Notes). At June 30, 1997 the Company was not in compliance with the consolidated interest coverage ratio covenant required in the old Senior Credit Facility. The financial covenants contained in the new Senior Credit Facility require the Company to achieve minimum working capital and net income before income taxes (as defined) based on agreed levels for 1997 and based on future budgets thereafter. The Company is in compliance with all financial covenants under the new Senior Credit Facility. The Senior Credit Facility is collateralized by the Company's accounts receivable, inventory, certain real property and equipment at the Company's Oshkosh, Wisconsin production facility, general intangibles, contract rights, chattel paper, documents and instruments together with all the proceeds of the foregoing (but excluding franchise and contract manufacturing agreements). Interest is payable monthly at .5% per anum above the prime rate designated by Congress Financial Corporation. As a result of this refinancing the balance owed on the Senior Credit Facility has been reflected as long-term debt in the interim financial statements as of June 30, 1997.

      For the Current YTD, the Company's operating activities used cash of $258,000 compared to cash used of $5.5 million for the Prior YTD. The $258,000 of net cash used by operating activities in the Current YTD resulted primarily from increases in accounts receivable and decreases in accounts payable and accrued interest partially offset by cash provided from operations of $1.1 million. The $5.5 million of net cash used in the Prior YTD resulted primarily from increases in accounts receivable and decreases in accounts payable and cash used by operations of $595,000.

      During the Current YTD investing activities provided cash of $1.8 million primarily from the proceeds from the sale of the Charleston, West Virginia territory partially offset by capital expenditures. In the Prior YTD investing activities provided cash of $5.2 million due to the sales of the Minnesota, Roanoke, Virginia, Madison, Wisconsin, and Pulaski, Tennessee territories partially offset by cash used for capital expenditures and to purchase a territory in LaCrosse, Wisconsin.

      For the Current YTD financing activities used cash of $1.5 million primarily due to principal payments on debt of $6.0 million partially offset by increased borrowings over payments of $2.7 million on the Senior Credit Facility and additional borrowings of $2.7 million. The principal payments of $6.0 million included approximately $4.5 million for the repurchase of the Company's Senior Notes and $1.2 million paid on unsecured demand notes held by the Company's officers and entities affiliated with them. Financing activities provided cash of $353,000 in the Prior YTD due to increased borrowings partially offset by principal payments on debt.

      The Company's earnings before income taxes and fixed charges were sufficient to cover its fixed charges by $317,000 for the Current Quarter and were insufficient by $948,000 for the Current YTD. EBITDA and interest expense were $2.9 million and $1.7 million, respectively, for the Current Quarter and were $4.3 million and $3.4 million, respectively, for the Current YTD. If the Company experiences a deterioration in operating results, its ability to generate sufficient cash to cover its interest expense would be reduced, and the Company may be unable to meet its interest obligations.

      The Company must make certain capital expenditures on an annual basis in order to maintain its business and assets and compete effectively. The Company expects to spend approximately $900,000 on capital expenditures during the six months ending December 31, 1997. To the extent that requirements for debt service and capital expenditures exceed cash flow from operations, the Company will need to finance such requirements with additional indebtedness or defer capital expenditures.


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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            None.


Item 2.     Changes in Securities

            None.


Item 3.     Defaults Upon Senior Securities

            None.


Item 4.     Submission of Matters to a Vote of Security Holders

            None.


Item 5.     Other Information

            None.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   The following exhibits are filed herewith:

                  Exhibit No.
                  -----------
                      27            Financial Data Schedule


            (b) No reports on form 8-K were filed during the period covered by this report.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALL-AMERICAN BOTTLING CORPORATION



Date: August 14, 1997               By:     STEPHEN B. BROWNE
                                            Stephen B. Browne
                                          President, Chief Executive
                                            Officer and Chairman
                                                of the Board



Date: August 14, 1997               By:    STEPHEN R. KERR
                                           Stephen R. Kerr
                                          Vice President and Chief
                                            Financial Officer




                                    BROWNE BOTTLING COMPANY



Date: August 14, 1997               By:    STEPHEN B. BROWNE
                                           Stephen B. Browne
                                          President, Chief Executive
                                            Officer and Chairman
                                                of the Board



Date: August 14, 1997               By:    STEPHEN R. KERR
                                           Stephen R. Kerr
                                          Vice President and Chief
                                            Financial Officer

                             EXHIBIT INDEX


Exhibit No.     Description                     Method of Filing
-----------     -----------                     ----------------
27              Financial Data Schedule         Filed herewith electronically
