Form 10-Q
period 1997-09-30
ALL AMERICAN BOTTLING CORP; BROWNE BOTTLING CO
filed 1997-11-14
CIK 825811, 825813

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      As of November 1, 1997 Browne Bottling Company had 192,244 shares of common stock outstanding for which there is no public market; and All-American Bottling Corporation had 100,000 shares of common stock outstanding, all of which are held by Browne Bottling Company.

==============================================================================

                       All-American Bottling Corporation
                            Browne Bottling Company

                                     INDEX


Part I  Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheets
                  as of September 30, 1997 (unaudited) and December 31, 1996

                  Consolidated Statements of Operations
                  for the three months and nine months ended
                  September 30, 1997 and 1996 (unaudited)
                  Consolidated Statements of Changes in Stockholder's Equity for the nine months ended September 30, 1997 (unaudited) and for the year ended December 31, 1996

                  Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 1997 and 1996 (unaudited)

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

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K


PART I
ITEM 1. Financial Statements

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands)
-------------------------------------------------------------------------------
                                            December 31,        September 30,
                                              1996                   1997
                                            ------------        ------------
ASSETS                                                           (unaudited)
Current assets:
  Trade accounts receivable                 $    10,208            $  9,578
  Franchise companies receivable                  1,564               1,864
  Other receivables                               1,494                 720
  Allowance for doubtful accounts                  (462)               (468)
  Inventories - ingredients and packaging         2,783               3,112
  Inventories - finished goods                    4,165               5,056
  Inventories - other                               243                 202
  Inventories - pallets at deposit value            261                 278
  Prepaid expenses                                  399                 337
  Deferred tax asset                                492                 492
                                            -----------         -----------
Total current assets                             21,147              21,171
                                            -----------         -----------
Plant and equipment, at cost:
  Land                                              828                 828
  Buildings and improvements                      6,347               6,597
  Machinery and equipment                        10,903              10,910
  Vehicles                                        7,328               5,745
  Vending equipment                               5,970               6,207
  Furniture and fixtures                            354                 314
  Computer equipment                              1,812               1,656
  Returnable containers                           2,338               2,338
                                            -----------         -----------
                                                 35,880              34,595
  Less - Accumulated depreciation               (23,826)            (23,517)
                                            -----------         -----------
Net plant and equipment                          12,054              11,078
                                            -----------         -----------
Intangible assets:
  Franchises                                     37,443              35,474
  Goodwill                                       15,007              14,193
  Other intangibles                               2,657               1,724
                                            -----------         -----------
                                                 55,107              51,391
  Less - Accumulated amortization               (13,285)            (12,926)
                                            -----------         -----------
Net intangible assets                            41,822              38,465
                                            -----------         -----------
Other assets                                      1,211                 384
                                            -----------         -----------
  Total assets                              $    76,234         $    71,098
                                            ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Balance Sheets (in thousands except share and par value amounts)
-------------------------------------------------------------------------------
                                             December 31,       September 30,
                                                1996                 1997
                                             -----------         -----------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                             $     1,554         $     1,286
  Current portion of debt                         12,189               8,162
  Current portion of obligations under
    capital lease                                    167                 145
  Current portion of deferred compensation
    and non-compete agreements                       106                  24
  Trade accounts payable                           8,832               7,725
  Accrued compensation and payroll taxes           1,865               1,706
  Accrued interest payable                         2,020                 513
  Accrued insurance reserves                       1,059                 899
  Accrued pension liability                          130                 178
  Other liabilities                                2,486               2,167
                                             -----------         -----------
  Total current liabilities                       30,408              22,805
                                             -----------         -----------
Long-term debt, net of current maturities         38,668              42,664
                                             -----------         -----------
Obligations under capital leases, net                885                 783
                                             -----------         -----------
Deferred compensation and non-compete
  agreements, net                                    984               1,182
                                             -----------         -----------
Other non-current liabilities                        839                 717
                                             -----------         -----------
Deferred tax liability                            11,287              10,986
                                             -----------         -----------
Stock warrants                                       815                 809
                                             -----------         -----------
Stockholders' equity (deficit):
  Preferred stock - Series B, $.01 par
   value, 1,000 shares authorized issued
   and outstanding; (liquidation preference
   of $1,000 per share)                                -                   -
  Common stock, $.01 par value, 220,295 shares
   authorized, 192,244 shares issued and
   outstanding                                         2                   2
  Common stock, non-voting, $.01 par value,
   5,263 shares authorized, none outstanding           -                   -
  Additional paid-in capital                      26,542              26,542
  Deficit                                        (34,196)            (35,392)
                                             -----------         -----------
  Total stockholders' deficit                     (7,652)             (8,848)
                                             -----------         -----------
  Total liabilities and stockholders' deficit $   76,234           $  71,098
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Operations (in thousands except share and per share amounts)
-------------------------------------------------------------------------------
                                              Three Months Ended September 30,
                                                 1996                 1997
                                              -----------         -----------
                                                         (Unaudited)
Revenues, net of discounts and allowances
 ($17,750 and $14,075 for the 3 months ended
 September 30, 1996 and 1997, respectively)   $   38,235            $  33,387
Cost of sales                                     25,258               21,612
                                             -----------          -----------
Gross Profit                                      12,977               11,775
                                             -----------          -----------
Operating expenses:
    Plant and occupancy                            1,212                1,275
    Loading and shipping                             939                  922
    Transport                                        180                  155
    Fleet service                                    178                  157
    Selling and delivery                           5,923                5,139
    Vending and Fountain                             508                  680
    Advertising                                      486                  402
    General and administrative                     1,392                1,310
    Amortization of intangibles                      567                  380
                                             -----------          -----------
Total operating expenses                          11,385               10,420
                                             -----------          -----------
Income from operations                             1,592                1,355

Gain on disposals                                     50                   29
Interest expense                                  (1,894)              (1,567)
Other income                                         157                  184
                                             -----------          -----------
Income (loss) before income taxes and
  extraordinary item                                 (95)                   1

Income tax provision                                (221)                 (10)
                                            ------------          -----------
Net loss before extraordinary item                  (316)                  (9)

Extraordinary loss                                     -                 (174)
                                            ------------          -----------

Net loss                                      $     (316)           $    (183)
                                            ============          ===========

Loss per common share and common share
  equivalent:
  Primary and fully diluted:
      Loss before extraordinary item          $    (1.64)           $    (.05)
      Extraordinary item                               -                 (.90)
                                            ------------          -----------
      Net loss                                $    (1.64)           $    (.95)
                                             ===========          ===========
Weighted average common shares                   192,244              192,244
                                             ===========          ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Operations (in thousands except share and per share amounts)
-------------------------------------------------------------------------------
                                             Nine Months Ended September 30,
                                                1996                 1997
                                             -------------        -----------
                                                         (Unaudited)
Revenues, net of discounts and allowances
 ($49,190 and $39,994 for the 9 months ended
 September 30, 1996 and 1997, respectively)  $   109,768           $  94,347
Cost of sales                                     72,717              60,486
                                             -----------         -----------
Gross Profit                                      37,051              33,861
                                             -----------         -----------
Operating expenses:
    Plant and occupancy                            3,836               3,753
    Loading and shipping                           2,876               2,508
    Transport                                        557                 412
    Fleet service                                    539                 473
    Selling and delivery                          17,773              15,421
    Vending and Fountain                           1,602               1,700
    Advertising                                    1,560               1,155
    General and administrative                     4,798               4,264
    Amortization of intangibles                    1,590               1,177
                                             -----------         -----------
Total operating expenses                          35,131              30,863
                                             -----------         -----------
Income from operations                             1,920               2,998

Gain (loss) on disposals                          (1,849)                224
Interest expense                                  (5,664)             (4,923)
Other income                                         413                 754
                                             -----------         -----------
Loss before income taxes and extraordinary
  item                                            (5,180)               (947)

Income tax benefit                                   946                  50
                                             -----------         -----------
Net loss before extraordinary item                (4,234)               (897)
Extraordinary loss                                     -                (299)
                                             -----------         -----------
Net loss                                     $    (4,234)        $    (1,196)
                                             ===========         ===========

Loss per common share and common share
  equivalent:
  Primary and fully diluted:
      Loss before extraordinary item         $    (22.02)        $     (4.67)
      Extraordinary item                               -               (1.55)
                                             -----------         -----------
      Net loss                               $    (22.02)          $   (6.22)
                                             ===========         ===========
Weighted average common shares                   192,244             192,244
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (dollars
in thousands)
------------------------------------------------------------------------------------------------

                              Preferred                       Additional   Retained
                              Shares,     Common     Stock    Paid-in      Earnings
                              Series B    Shares     Amount   Capital      (Deficit)      Total
                              ---------   -------    ------   ---------    --------    ---------
Balance, December 31, 1995      1,000     192,244    $   2     $26,542     $(28,948)    $ (2,404)

Net loss                                                                     (5,248)      (5,248)
                              ---------   -------    ------   ---------    ---------    --------
Balance, December 31, 1996      1,000     192,244         2     26,542      (34,196)      (7,652)
Net loss (unaudited)                                                         (1,196)      (1,196)
                              ---------   -------    ------   ---------    ---------    --------
Balance, September 30, 1997     1,000     192,244    $    2    $26,542     $(35,392)    $ (8,848)
(unaudited)                   =========   =======    ======   =========    =========    =========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
                                             Three Months Ended September 30,
                                                 1996                   1997
                                             -----------            -----------
                                                         (Unaudited)
Cash flows from operating activities:
  Net loss                                   $     (316)            $    (183)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating
   activities:
     Extraordinary item                               -                   174
     Depreciation and amortization                1,260                   962
     (Gain) loss on disposal of assets and
       franchises                                   (50)                  (29)
     Deferred compensation                           64                    73
     Deferred taxes                                  (7)                    -
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     Decrease (increase) in accounts receivable   1,905                 2,216
     Decrease (increase) in inventories            (281)               (1,241)
     Increase (decrease) in accounts payable        666                  (616)
     Increase (decrease) in accrued interest     (1,416)               (1,309)
     Other                                         (738)                 (533)
                                             ----------           -----------
Net cash provided (used) by operating
 activities                                       1,087                  (486)
                                             ----------           -----------
Cash flows from investing activities:
     Capital expenditures                          (507)                 (168)
     Proceeds from sale of fixed assets and
      franchises                                  1,005                    50
                                             ----------           -----------
Net cash provided (used) by investing
 activities                                         498                  (118)
                                             ----------           -----------
Cash flows from financing activities:
     Increase (decrease) in overdraft            (1,385)                  573
     Proceeds from issuance of debt                  18                 8,486
     Principal payments on debt                  (1,811)               (7,142)
     Borrowings on revolver note                 45,070                42,536
     Payments on revolver note                  (43,477)              (43,695)
     Financing costs paid                             -                  (154)
                                              ---------           -----------
Net cash provided (used) by financing
 activities                                      (1,585)                  604
                                              ---------           -----------
Net decrease in cash                                  -                     -
Cash at beginning of period                           -                     -
                                              ---------           -----------
Cash at end of period                         $       -             $       -
                                              =========           ===========

The accompanying notes are an integral part of these financial statements.

BROWNE BOTTLING COMPANY

Consolidated Statements of Cash Flows (in thousands)
---------------------------------------------------------------------------------
                                                  Nine Months Ended September 30,
                                                       1996            1997
                                                    -----------     -----------
                                                            (Unaudited)
Cash flows from operating activities:
  Net loss                                         $    (4,234)     $  (1,196)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Extraordinary item                                      -            299
     Depreciation and amortization                       3,705          3,142
     (Gain) loss on disposal of assets and
      franchises                                         1,849           (224)
     Deferred compensation                                 340            207
     Deferred taxes                                     (1,304)          (118)
  Changes in assets and liabilities, net of
   effect of acquisitions and dispositions:
     Decrease (increase) in accounts receivable            990          1,220
     Decrease (increase) in inventories                   (316)        (1,195)
     Increase (decrease) in accounts payable            (3,578)        (1,218)
     Increase (decrease) in accrued interest            (1,482)        (1,507)
     Other                                                (416)          (154)
                                                   -----------    -----------
Net cash provided (used) by operating
 activities                                             (4,446)          (744)
                                                   -----------    -----------
Cash flows from investing activities:
     Capital expenditures                               (1,911)          (907)
     Proceeds from sale of fixed assets and
      franchises                                         8,294          2,584
     Payment for purchase of territories and
      related fixed assets, net of cash
      acquired                                            (705)             -
                                                   -----------    -----------
Net cash provided by investing activities                5,678          1,677
                                                   -----------    -----------
Cash flows from financing activities:
     Increase (decrease) in overdraft                   (1,624)          (268)
     Proceeds from issuance of debt                      5,819         11,159
     Principal payments on debt                         (6,848)       (13,115)
     Borrowings on revolver note                       131,941        113,979
     Payments on revolver note                        (130,420)      (112,481)
     Financing costs paid                                 (100)          (207)
                                                   -----------    -----------
Net cash provided (used) by financing
 activities                                             (1,232)          (933)
                                                   -----------    -----------
Net decrease in cash                                         -              -
Cash at beginning of period                                  -              -
                                                   -----------    -----------
Cash at end of period                               $        -      $       -
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements

BROWNE BOTTLING COMPANY

Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------

                         Supplemental Disclosures of Cash Flow Information

                                             Three Months Ended September 30,
                                                 1996               1997
                                             -----------         -----------
                                                       (Unaudited)
Cash paid during the period for interest     $     3,280         $     2,813
                                             ===========         ===========
Cash paid during the period for income
 taxes                                       $       280         $       267
                                             ===========         ===========


                                             Nine Months Ended September 30,
                                                1996                 1997
                                             -----------         -----------
                                                       (Unaudited)
Cash paid during the period for interest     $     7,085         $     6,241
                                             ===========         ===========
Cash paid during the period for income
 taxes                                       $       403         $       267
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

2.    BASIS OF PRESENTATION

      The interim financial statements included herein have been prepared by BBC without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, BBC believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with BBC's audited financial statements and the notes thereto included in BBC's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations, cash flows and stockholders' equity (deficit) of BBC as of and for the three and nine month periods ended September 30, 1996 and 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

      On May 30, 1997, the Company sold assets in Charleston, West Virginia to an unrelated party for proceeds of approximately $2.4 million, resulting in a loss on sale of approximately $92,000. The assets sold included selected equipment and franchise and distributor agreements. Sales proceeds were used to reduce the balance on the Senior Credit Facility and to repurchase Senior Notes.


4.    EXTRAORDINARY ITEM

      The sale proceeds discussed in Note 3 and proceeds from additional borrowings were used to repurchase $10.8 million principal amount of Senior Notes. In connection with the repurchase of the Senior Notes, the Company recognized an extraordinary loss of $299,000, net of tax, primarily due to the write-off of unamortized deferred financing costs.


5.    ADJUSTED HISTORICAL RESULTS

      During 1996 the Company sold certain assets constituting its St. Paul, Minnesota, Duluth, Minnesota, Roanoke, Virginia and Parkersburg, West Virginia operations. The following table sets forth a summary of unaudited selected financial information for the three and nine months ended September 30, 1996 and 1997. For each of these periods, the selected financial information presented includes actual operating results for the Company, while "adjusted" information has also been provided for the three and nine months ended September 30, 1996 which eliminates all case sales data and all revenues and expenses relating to the St. Paul, Duluth, Roanoke and Parkersburg operations. In addition, the 1996 information has been "adjusted" to eliminate all results for Charleston, West Virginia for the four months ended September 30, 1996. This territory was sold May 30, 1997.

                                   Three Months Ended September 30,

                                Historical             Adjusted
                                   1996                  1996                  1997
                              ---------------        ---------------      ---------------
                              Cases    Percent       Cases   Percent      Cases    Percent
                              -----    -------       -----   -------      -----    -------
                                                (In thousands, except percent data)
DSD sales                     4,818                  4,210                 4,112
Distributor sales               331                    307                   281
                              -----    -----        ------   ----          -----   ----
Total franchise               5,149     85%          4,517    84%          4,393    84%
Contract sales                  877     15%            877    16%            814    16%
                              -----    -----        ------   ----          -----   ----
        Total case sales      6,026    100%          5,394   100%          5,207   100%
                              =====    =====        ======   ====          =====   ====
Produced                      5,485     91%          4,861    90%          4,647    89%
Purchased                       745     12%            709    13%            758    15%
Inventory - (inc.)/dec.        (204)    (3)%          (176)   (3)%          (198)   (4)%
                              -----    -----        ------   ----           -----  ----
Total case sales              6,026     100%         5,394   100%          5,207   100%
                              =====    =====        ======   ====          =====   ====

                                             Per                    Per                   Per
                              Aggregate      Case      Aggregate    Case   Aggregate      Case
                              ---------      ----      ---------    ----   ---------      ----
                                  (In thousands, except per case, share and per share data)
Franchise sales               $34,102       $6.62      $ 30,228     $6.69   $29,564        $6.73
Contract sales                  4,133        4.71         4,132      4.72     3,823         4.70
                              -------       -----       -------      ----   -------        -----
        Net sales              38,235        6.34        34,360      6.37    33,387         6.41
Cost of goods sold             25,258        4.19        22,454      4.16    21,612         4.15
                              -------       -----       -------      ----   -------        -----
             Gross profit      12,977       $2.15        11,906     $2.21    11,775        $2.26
Operating expenses             11,385       =====        10,162     ======   10,420        =====
                              -------                  --------             -------
Operating income                1,592                     1,744               1,355

Gain on disposals                  50                        (6)                 29
Interest expense               (1,894)                   (1,807)             (1,567)
Other income                      157                       156                 184
                              -------                  --------             -------
Net income(loss) before income    (95)                       87                   1
   taxes and extraordinary item

Income tax provision             (221)                     (292)                (10)
                             --------                  --------             -------
Net income (loss) before
 extraordinary item              (316)                     (205)                 (9)
Extraordinary item                  -                         -                (174)
                             --------                  --------             -------
Net income (loss)            $  (316)                   $  (205)            $  (183)
                             ========                  ========             =======

EPS before extraordinary item $ (1.64)                 $ (1.07)             $  (.05)
EPS                           $ (1.64)                 $ (1.07)             $  (.95)
Weighted average common
 shares                       192,244                  192,244              192,244
EBITDA<F1>                    $ 2,994                  $ 3,057              $ 2,473

<F1> EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c) depreciation, (d) amortization, (e) gain (loss) on asset sales (f) other non-cash charges and (g) extraordinary items. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.

Note 5 (continued)

                                                  Nine Months Ended September 30,
                               Historical                      Adjusted
                                  1996                           1996                  1997
                              --------------                --------------         --------------
                              Cases   Percent               Cases   Percent        Cases   Percent
                              -----   -------               -----   -------        -----   -------
                                                (In thousands, except percent data)
DSD sales                     13,696                        11,939                 11,632
Distributor sales              1,161                           976                    817
                              ------                        ------                 ------
        Total franchise       14,857     86%                12,915    85%          12,449    85%
Contract sales                 2,323     14%                 2,323    15%           2,270    15%
                              ------   -----                ------   ----          ------   ----
        Total case sales      17,180    100%                15,238   100%          14,719   100%
                              ======   =====                ======   ====          ======   ====
Produced                      15,291     89%                13,547    89%          12,958    88%
Purchased                      2,026     12%                 1,961    13%           2,008    14%
Inventory - (inc.)/dec.         (137)    (1)%                 (270)   (2)%           (247)   (2)%
                              ------   -----                ------   ----          ------   ----
        Total case sales      17,180    100%                15,238   100%          14,719   100%
                              ======   =====                ======   ====          ======   ====

                                             Per                    Per                   Per
                              Aggregate      Case      Aggregate    Case   Aggregate     Case
                              ---------      ----      ---------    ----   ---------     ----
                                 (In thousands, except per case, share and per share data)
Franchise sales               $98,755        $6.65     $86,975      $6.73   $83,709      $6.72
Contract sales                 11,013         4.74      11,013       4.74    10,638       4.69
                              -------                  -------              -------
        Net sales             109,768         6.39      97,988       6.43    94,347       6.41
Cost of goods sold             72,717         4.23      64,057       4.20    60,486       4.11
                              -------        ------    -------      -----   -------      -----
        Gross profit           37,051        $2.16      33,931      $2.23    33,861      $2.30
Operating expenses             35,131        ======     30,848      =====    30,863      =====
                              -------                  -------              -------
Operating income                1,920                    3,083                2,998

Gain (loss) on disposals       (1,849)                     456                  224
Interest expense               (5,664)                  (4,926)              (4,923)
Other income                      413                      448                  754
                              -------                  -------              -------
Net loss before income taxes
 and extraordinary item        (5,180)                    (939)                (947)
Income tax benefit (provision)    946                       (2)                  50
                              -------                  -------              -------
Net loss before extraordinary
  item                         (4,234)                    (941)                (897)
Extraordinary item                  -                        -                 (299)
                              -------                  -------              -------
Net loss                      $(4,234)                 $  (941)            $ (1,196)
                              =======                  =======             ========
EPS before extraordinary item $(22.02)                 $ (4.89)            $  (4.67)
EPS                           $(22.02)                 $ (4.89)            $  (6.22)
Weighted average common
  shares                      192,244                  192,244              192,244
EBITDA<F1>                    $ 5,994                  $ 6,795             $  6,806

<F1> EBITDA consists of net income (loss) before (a) income taxes, (b) interest expense, (c) depreciation, (d) amortization, (e) gain (loss) on asset sales (f) other non-cash charges and (g) extraordinary items. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance.
</FN

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

7.    SUBSEQUENT EVENTS

      On October 8, 1997 the Company exercised an option to purchase the real estate in St. Paul, Minnesota which had been recorded as a capital lease. On October 24, 1997 the Company sold this real estate for total proceeds of $2.1 million resulting in a gain of approximately $750,000. The proceeds included $400,000 in cash and a note of $1.7 million due April 17, 1998. Approximately $140,000 of the gain will be recognized in 1997 with the remainder deferred until April, 1998.

      In October, 1997 the Company signed a letter of intent to purchase the stock of Full Service Beverage Company ("FSB"), a soft drink bottler with operations in Kansas and Colorado. FSB is 50% owned by Stephen B. Browne, President and majority stockholder of the Company. The purchase price includes $1.5 million for all outstanding stock of FSB and two non-compete covenants for $1.8 million and $230,000 payable over 10 years and 3 years, respectively, and the assumption of all liabilities of FSB. A Form 8-K with the Securities and Exchange Commission will be filed sub-sequent to the purchase which is expected to occur in mid November.
      Funds for the acquisition will be provided by a loan to the Company by an entity owned by the Company's stockholders.

8.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has determined that FAS 128 will not have a material impact on its earnings per share when adopted.


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

      The operating results for the three and nine month periods ended September 30, 1997 are not directly comparable to the operating results for the three and nine month periods ended September 30, 1996, as the results are materially affected by the 1996 sales of assets in St. Paul and Duluth Minnesota, Roanoke, Virginia and Parkersburg, West Virginia. The sales of these operations significantly reduced case sales, net sales, cost of goods sold, gross profit and operating expenses. In order to provide comparable information, the selected financial information included in Note 5 of the interim financial statements for the three and nine months ended September 30, 1996 has been "adjusted" to eliminate these operations. In addition, the 1996 information has been "adjusted" to eliminate the results for Charleston, West Virginia for the four months ended September 30, 1996. This territory was sold May 30, 1997. Accordingly, the following discussion of the results of operations compares the actual results of operations for the three and nine months ended September 30, 1997 with the actual, as well as "adjusted", results of operations for the corresponding periods ended September 30, 1996.

      During 1996 the Company also sold territories in Madison, Wisconsin and Pulaski, Tennessee and purchased a territory in LaCrosse, Wisconsin. The information presented in Note 5 of the interim financial statements has not been adjusted for these territory sales and acquisitions due to their immaterial impact on the comparability of financial information.


RESULTS OF OPERATIONS (UNAUDITED)

      The following discussion addresses the results of operations for the three months ended September 30, 1997 (the "Current Quarter") compared to the corresponding period ended September 30, 1996 (the "Prior Quarter") and the "adjusted" corresponding period ended September 30, 1996 (the "Adjusted Prior Quarter") and for the nine months ended September 30, 1997 (the "Current YTD") compared to the corresponding period ended September 30, 1996 (the "Prior YTD") and the "adjusted" corresponding period ended September 30, 1996 (the "Adjusted Prior YTD").


THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales for the Current Quarter were $33.4 million compared to $38.2 million for the Prior Quarter, a $4.8 million or 12.7% decrease due to lower franchise case sales resulting primarily from the sales of the West Virginia territories. Franchise case sales were 4.4 million cases for the Current Quarter compared to 5.1 million cases for the Prior Quarter, a decrease of 756,000 cases or 14.7%. After the adjustment for sold operations, net sales decreased $973,000 or 2.8% for the Current Quarter compared to the Adjusted Prior Quarter due to a decrease in franchise case sales for the Current Quarter of 124,000 cases or 2.7% from the Adjusted Prior Quarter. This decrease in franchise cases is primarily attributable to volume declines in Kentucky and Wisconsin.

      The average net selling price per case for franchise sales for the Company was $6.73 in the Current Quarter compared to $6.62 for the Prior Quarter and $6.69 for the Adjusted Prior Quarter. The increase in the Current Quarter compared to the Adjusted Prior Quarter is due to reduced discounting.

      Contract case sales were 814,000 cases for the Current Quarter compared to 877,000 cases for the Prior Quarter. The average net selling price for contract cases was $4.70 for the Current Quarter compared to $4.71 for the Prior Quarter.

      On a company-wide basis the average net selling price per case for all cases was $6.41 for the Current Quarter, $6.34 for the Prior Quarter and $6.37 for the Adjusted Prior Quarter. The increase in the Current Quarter compared to the Adjusted Prior Quarter is due to reduced discounting.

      Cost of goods sold decreased $3.6 million or 14.4% for the Current Quarter compared to the Prior Quarter due to volume declines resulting from the sold territories. Cost of goods sold decreased $842,000 or 3.7% for the Current Quarter compared to the Adjusted Prior Quarter primarily due to an overall volume decrease of 3.5% and partially due to a reduction in sweetener and plastic bottle costs. Gross profit for the Current Quarter was $11.8 million compared to $13.0 million for the Prior Quarter, a decrease of $1.2 million or 9.3% due to the volume declines resulting from the territory sales. Gross profit decreased $131,000 or 1.1% for the Current Quarter compared to the Adjusted Prior Quarter due to an overall volume decrease of 3.5% in the ongoing territories partially offset by increased franchise company price support and reduced sweetener and plastic bottle costs. Gross margin (gross profit as a percentage of sales) improved to 35.3% for the Current Quarter compared to 34.7% for the Adjusted Prior Quarter and 33.9% for the Prior Quarter.

      Operating expenses declined $965,000 or 8.5% for the Current Quarter compared to the Prior Quarter due to overall decreases in expenses as a result of the decreased volume of case sales. Operating expenses increased $258,000 or 2.5% in the Current Quarter compared to the Adjusted Prior Quarter primarily due to higher payroll costs in the Current Quarter and a favorable insurance accrual adjustment recognized in the Prior Quarter.

      Interest expense was $1.6 million for the Current Quarter compared to $1.9 million for the Prior Quarter. The decrease in interest of $327,000 in the Current Quarter compared to the Prior Quarter is due to lower levels of debt resulting from the application of the sales proceeds from territory sales and the repurchase of Senior Notes with proceeds from debt which carry lower interest rates.

      Pretax net income for the Current Quarter was $1,000 compared to a pretax net loss for the Prior Quarter of $95,000. The reduction in the loss resulted from reduced interest expense partially offset by reduced operating income. Compared to the Adjusted Prior Quarter pretax income decreased by $86,000 resulting from reduced operating income partially offset by reduced interest expense.

      The Company recognized an extraordinary loss in the Current Quarter of $174,000, net of tax, in connection with the repurchase of Senior Notes primarily due to the write-off of unamortized deferred financing costs.

      EBITDA was $2.5 million for the Current Quarter compared to $3.0 million for the Prior Quarter and $3.1 million for the Adjusted Prior Quarter. The decline in the Current Quarter compared to the Adjusted Prior Quarter is attributable to reduced gross profit resulting from the reduced volume and increased operating expenses.


NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales for the Current YTD were $94.3 million compared to $109.8 million for the Prior YTD, a $15.4 million or 14.0% decrease due to lower franchise case sales resulting primarily from the sales of the Minnesota, Roanoke, Virginia and West Virginia territories. Franchise case sales were
12.4 million cases for the Current YTD compared to 14.9 million cases for the Prior YTD, a decrease of 2.4 million cases or 16.2%. After the adjustment for sold operations, net sales decreased $3.6 million or 3.7% for the Current YTD compared to the Adjusted Prior YTD due to a decrease in franchise case sales for the Current YTD of 466,000 cases or 3.6% from the Adjusted Prior YTD. This decrease in franchise cases is primarily attributable to overall volume declines, principally in Kentucky and Wisconsin.

      The average net selling price per case for franchise sales for the Company was $6.72 in the Current YTD compared to $6.65 for the Prior YTD and $6.73 for the Adjusted Prior YTD. The increase in the selling price in the Current YTD compared to the Prior YTD is due primarily to the sale of the Minnesota territories which had an average net selling price of $5.38 for the Prior YTD.

      Contract case sales were 2.3 million cases for the Current YTD and for the Prior YTD. The average net selling price per case for contract cases was $4.69 for the Current YTD compared to $4.74 for the Prior YTD. The per case decrease is due to lower contract pricing in lieu of other promotional allowances.

      On a company-wide basis the average net selling price per case for all cases was $6.41 for the Current YTD, $6.39 for the Prior YTD and $6.43 for the Adjusted Prior YTD. The decline in the average net selling price in the Current YTD compared to the Adjusted Prior YTD is attributable to a decline in the net selling price to remain competitive with industry-wide price reductions resulting from the reduction in cost of goods described below.

      Cost of goods sold decreased $12.2 million or 16.8% for the Current YTD compared to the Prior YTD due to volume declines resulting from the sold territories. Cost of goods sold decreased $3.6 million or 5.6% for the Current YTD compared to the Adjusted Prior YTD due partially to a reduction in sweetener and plastic bottle costs and partially to an overall volume decrease of 3.4%. Gross profit for the Current YTD was $33.9 million compared to $37.1 million for the Prior YTD, a decrease of $3.2 million or 8.6% due to volume declines resulting from territory sales in 1996 and 1997. Gross profit decreased $70,000 or .2% for the Current YTD compared to the Adjusted Prior YTD due to an overall volume decline partially offset by reduced sweetener and plastic bottle costs. Gross margin (gross profit as a percentage of sales) improved to 35.9% for the Current YTD compared to 34.6% for the Adjusted Prior YTD and 33.8% for the Prior YTD.

      Operating expenses declined $4.3 million or 12.1% for the Current YTD compared to the Prior YTD due to overall decreases in expenses as a result of the decreased volume of case sales. Operating expenses remained constant increasing only $15,000 in the Current YTD compared to the Adjusted Prior YTD.

      The loss on sale of $1.9 million for the Prior YTD resulted primarily from the loss on the sale of the Minnesota territories partially offset by gains on the sales of the Roanoke, Virginia, Madison, Wisconsin and Pulaski, Tennessee territories. In the Current YTD there was a gain on sale of $224,000 which resulted primarily from the gain recognized on the cash receipt of a "holdback" from the purchasers of the Parkersburg, West Virginia territory partially offset by a loss recognized on the sale of the Charleston, West Virginia territory.

      Interest expense was $4.9 million for the Current YTD compared to $5.7 million for the Prior YTD. The decrease in interest of $741,000 in the Current YTD compared to the Prior YTD is due to lower levels of debt resulting from the application of the sales proceeds from territory sales and the repurchase of Senior Notes with proceeds from debt carrying lower interest rates.

      Other income was $754,000 in the Current YTD compared to $413,000 for the Prior YTD and $448,000 for the Adjusted Prior YTD. The increase in the Current YTD is due to income recognized under long-term supply arrangements with major suppliers.

      Pretax net loss for the Current YTD was $947,000 compared to a pretax net loss for the Prior YTD of $5.2 million. The reduction in the loss resulted from improved operations in the Current YTD, the reduction in interest expense in the Current YTD and the loss on sale recognized in the Prior YTD.
Compared to the Adjusted Prior YTD the pretax loss was constant increasing only $8,000.

      The Company recognized an extraordinary loss in the Current YTD of $299,000, net of tax, in connection with the repurchase of Senior Notes primarily due to the write-off of unamortized deferred financing costs.

      EBITDA was $6.8 million for the Current YTD compared to $6.0 million for the Prior YTD and $6.8 million for the Adjusted Prior YTD. The improvement in EBITDA in the Current YTD is attributable to the reduced operating expenses partially offset by reduced gross profit.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company had working capital (excluding cash overdraft and the current portion of long-term debt and other obligations) of $8.0 million compared to $4.8 million at December 31, 1996. The increase is due primarily to an increase in inventory and decreases in trade payables, accrued compensation and accrued interest partially offset by decreases in accounts receivable. The Company's working capital needs have historically been funded from operations and from borrowings under its Senior Credit Facility.

      The Company's long-term debt (including current maturities and amounts payable under non-compete and deferred compensation agreements) was approximately $53.0 million at September 30, 1997. Scheduled principal payments are estimated to be approximately $8.3 million for the twelve months ending September 30, 1998, of which approximately $1.9 million represents unsecured demand notes which carry the same interest rates charged under the Company's Senior Credit Facility and $6.0 million represents short-term bank indebtedness which was incurred to repurchase Senior Notes. The $6.0 million short-term bank indebtedness, carried by a local Oklahoma bank, is expected to be refinanced prior to maturity. At September 30, 1997, the Company's borrowing base under its Senior Credit Facility was $14.2 million, and the Company had borrowings of $12.3 million, leaving $1.9 million of unused available credit.

      For the Current YTD, the Company's operating activities used cash of $744,000 compared to cash used of $4.5 million for the Prior YTD. The $744,000 of net cash used by operating activities in the Current YTD resulted primarily from increases in inventories and decreases in accounts payable and accrued interest partially offset by decreases in accounts receivable and cash provided by operations of $2.1 million. The $4.5 million of net cash used in the Prior YTD resulted primarily from decreases in accounts payable and accrued interest partially offset by decreases in accounts receivable and cash provided by operations of $356,000.

      During the Current YTD investing activities provided cash of $1.7 million primarily from the proceeds from the sale of the Charleston, West Virginia territory partially offset by capital expenditures. In the Prior YTD investing activities provided cash of $5.7 million due to the sales of the Minnesota, Roanoke, Virginia, Madison, Wisconsin, and Pulaski, Tennessee territories partially offset by cash used for capital expenditures and to purchase a territory in LaCrosse, Wisconsin.

      For the Current YTD financing activities used cash of $933,000 primarily due to principal payments on debt of $13.1 million partially offset by increased borrowings over payments of $1.5 million on the Senior Credit Facility and additional borrowings of $11.1 million. The principal payments of $13.1 million included approximately $10.8 million for the repurchase of the Company's Senior Notes and $1.9 million paid on the unsecured demand notes. Financing activities used cash of $1.2 million in the Prior YTD due to principal payments on debt partially offset by increased borrowings.

      The Company's earnings before income taxes and fixed charges were sufficient to cover its fixed charges by $1,000 for the Current Quarter and were insufficient by $947,000 for the Current YTD. EBITDA and interest expense were $2.5 million and $1.6 million, respectively, for the Current Quarter and were $6.8 million and $4.9 million, respectively, for the Current YTD. If the Company experiences a deterioration in operating results, its ability to generate sufficient cash to cover its interest expense would be reduced, and the Company may be unable to meet its interest obligations.

      The Company must make certain capital expenditures on an annual basis in order to maintain its business and assets and compete effectively. The Company has budgeted approximately $500,000 for capital expenditures (excluding costs for acquisitions) during the three months ending December 31, 1997. To the extent that requirements for debt service and capital expenditures exceed cash flow from operations, the Company will need to finance such requirements with additional indebtedness or defer capital expenditures.

      In October, 1997 the Company signed a letter of intent to purchase the stock of Full Service Beverage Company ("FSB"), a soft drink bottler with operations in Kansas and Colorado. FSB is 50% owned by Stephen B. Browne, President and majority stockholder of the Company. The purchase price includes $1.5 million for all outstanding stock of FSB and two non-compete covenants for $1.8 million and $230,000 payable over 10 years and 3 years, respectively, and the assumption of all liabilities of FSB. A form 8-K with the Securities and Exchange Commission will be filed subsequent to the purchase which is ex-pected to occur in mid November. Funds for the acquisition will be provided by a loan to the Company by an entity owned by the Company's stockholders.

      At September 30, 1997, the Company was not in compliance with the covenant in the Senior Credit Facility requiring $100,000 of adjusted pre-tax net income (as defined) for the quarter ended September 30, 1997. The Company's adjusted pre-tax net income (as defined) was a loss of $173,000. Congress Financial Corporation (Central), the lender, has agreed to waive this covenant violation. A future failure to comply with this or any other cove-nant under the Senior Credit Facility would constitute a default and there can be no assurance that the Company will be able to obtain waivers of any future covenant violation, or amendments to its Senior Credit Facility or Senior Notes.

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


Item 5.     Other Information

            None.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   The following exhibits are filed herewith:

                  Exhibit No.
                  -----------

                      4.2 Loan and Security Agreement by and between Congress Financial Corporation (Central) and All-American Bottling Corporation dated as of August 7, 1997

                      4.3 Pledge Agreement dated August 7, 1997, by All-American Bottling Corporation in favor of Congress Financial Corporation (Central)

                     10.2.1 Waiver and Consent dated August 29, 1997 among Browne Bottling Company, All-American Bottling Corporation, Stephen B. Browne, Oklahoma Properties Partnership, Tennessee Properties Partnership, Browne and Browne Partners, Stephen B. Browne, as Trustee of the Stephen Virgil Browne Trust, and Colinvest Bottling Corp.

                     10.4.2 Supplemental Agreement dated August 29, 1997 among Browne Bottling Company, All-American Bottling Financial Corp., Stephen
                                    B. Browne, Browne and Browne Partners,
                                    Browne Oklahoma Properties Partnership,
                                    Tennessee Properties Partnership, Stephen
                                    B. Browne, as Trustee of the Stephen Virgil
                                    Browne Trust, and Records Investments,
                                    L.L.C.

                      27            Financial Data Schedule


            (b) No reports on form 8-K were filed during the period covered by this report.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALL-AMERICAN BOTTLING CORPORATION


Date: November 14, 1997             By:     STEPHEN B. BROWNE
                                          ------------------------
                                             Stephen B. Browne
                                          President, Chief Executive
                                            Officer and Chairman
                                                of the Board


Date: November 14, 1997             By:    STEPHEN R. KERR
                                          -------------------------
                                            Stephen R. Kerr
                                          Vice President and Chief
                                            Financial Officer


                                    BROWNE BOTTLING COMPANY


Date: November 14, 1997             By:    STEPHEN B. BROWNE
                                          ------------------------
                                             Stephen B. Browne
                                          President, Chief Executive
                                            Officer and Chairman
                                                of the Board



Date: November 14, 1997             By:    STEPHEN R. KERR
                                          -------------------------
                                            Stephen R. Kerr
                                          Vice President and Chief
                                            Financial Officer

                             EXHIBIT INDEX

Exhibit No.   Description                       Method of Filing
-----------   -----------                       ----------------
4.2           Loan and Security Agreement       Filed herewith electronically
              by and among Congress Financial
              Corporation (Central) dated
              August 7, 1997

4.3           Pledge Agreement dated August 7,  Filed herewith electronically
              1997 by All-American Bottling
              Corporation in favor of Congress
              Financial Corporation (Central)

10.2.1        Waiver and Consent dated August   Filed herewith electronically
              29, 1997 among Browne Bottling
              Company, All-American Bottling
              Corporation, Stephen B. Browne,
              Oklahoma Properties Partnership,
              Tennessee Properties Partnership,
              Browne and Browne Partners,
              Stephen B. Browne, as Trustee of
              the Stephen Virgil Browne Trust,
              and Colinvest Bottling Corp.

10.4.2        Supplemental Agreement dated      Filed herewith electronically
              August 29, 1997 among Browne
              Bottling Company, All-American
              Bottling Financial Corp., Stephen
              B. Browne, Browne and Browne
              Partners, Browne Oklahoma
              Properties Partnership, Tennessee
              Properties Partnership, Stephen
              B. Browne, as Trustee of the
              Stephen Virgil Browne Trust, and
              Records Investments, L.L.C.

27            Financial Data Schedule           Filed herewith electronically